Form 10-Q
period 2021-06-30
Nautilus Biotechnology, Inc.
filed 2021-08-10
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-39434
NAUTILUS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware		98-1541723
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

425 Pontius Ave N, Ste 202 Seattle, Washington		98109
(Address of principal executive offices)		(Zip Code)
(206) 333-2001
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NAUT	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 31, 2021, the registrant had 124,094,390 shares of common stock, $0.0001 par value per share, outstanding.

NAUTILUS BIOTECHNOLOGY, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:
•our dependence on the success of our proteomics platform (the “Nautilus Platform”), which remains in the development stage and subject to scientific and technical validation;
•our expectations regarding the timing and progress of the development of the Nautilus Platform;
•our estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and needs for additional financing;
•our expectations regarding the rate and degree of market acceptance of the Nautilus Platform;
•the impact of the Nautilus Platform on the field of proteomics and the size and growth of the addressable proteomics market;
•our ability to manage and grow our business and commercialize our Nautilus Platform;
•our ability to successfully implement our three phase commercial launch plan;
•the implementation of our business model and strategic plans for the Nautilus Platform;
•our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
•costs related to the Business Combination, as defined in Part I, Item 1, Note 3, “Reverse Recapitalization,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q;
•our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage future growth effectively, and our ability to retain our key employees;
•our expectations regarding the use of proceeds from the Business Combination;
•the performance of third-party manufacturers and suppliers;
•changes in applicable laws or regulations;
•our ability to raise financing in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors or other key personnel;
•the volatility of the trading price of our common stock;
•our ability to develop and commercialize new products;
•our expectations about market trends;
•the impact of local, regional, national and international economic conditions and events;
•the effect of COVID-19 on the foregoing; and
ii

•other factors including but not limited to those detailed under the section entitled “Risk Factors.”
Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and market opportunity, including data regarding the estimated size of the market. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.
This Quarterly Report on Form 10-Q contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of June 30, 2021 and December 31, 2020 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$288,387	$36,607
Short-term investments	84,757	40,135
Prepaid expenses and other current assets	1,484	917
Total current assets	374,628	77,659
Property and equipment, net	1,941	1,371
Operating lease right-of-use assets	828	4,842
Long-term investments	15,266	—
Other long term assets	612	1,139
Total assets	$393,275	$85,011
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,229	$470
Accrued expenses and other liabilities	1,316	1,069
Current portion of operating lease liability	686	1,479
Total current liabilities	3,231	3,018
Operating lease liability, net of current portion	—	3,296
Total liabilities	3,231	6,314
Commitments and contingencies (Note 10)

Redeemable convertible preferred stock:
Series Seed redeemable convertible preferred stock - par value $0.0001, 0 and 13,174,805 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (liquidation preference of $0 and $7,263 as of June 30, 2021 and December 31, 2020, respectively)	—	5,494
Series A redeemable convertible preferred stock - par value $0.0001, 0 and 16,836,436 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (liquidation preference of $0 and $27,200 as of June 30, 2021 and December 31, 2020, respectively)	—	27,067
Series B redeemable convertible preferred stock - par value $0.0001, 0 and 22,527,535 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 22,164,724 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (liquidation preference of $0 and $76,060 as of June 30, 2021 and December 31, 2020, respectively)	—	75,857

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 200,000,000 and 0 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 98,672,620 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 124,094,390 and 33,069,513 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12	1
Additional paid-in capital	439,489	600
Accumulated other comprehensive income (loss)	(10)	3
Accumulated deficit	(49,447)	(30,325)
Total stockholders’ equity (deficit)	390,044	(29,721)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$393,275	$85,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses
Research and development	$6,380	$2,751	$11,215	$5,221
General and administrative	4,317	649	7,899	1,176
Total operating expenses	10,697	3,400	19,114	6,397
Other income (expense), net	(16)	45	(8)	108
Net loss	$(10,713)	$(3,355)	$(19,122)	$(6,289)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.12)	$(0.43)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,070,480	28,184,532	44,096,149	27,321,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(10,713)	$(3,355)	$(19,122)	$(6,289)
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(12)	(25)	(13)	9
Total other comprehensive (loss) income	(12)	(25)	(13)	9
Comprehensive loss	$(10,725)	$(3,380)	$(19,135)	$(6,280)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

Three Months Ended June 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at March 31, 2021	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$1,936	$2	$(38,734)	$(36,795)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	65,003	—	46	—	—	46
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)	(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	38,721,137	4	327,276	—	—	327,280
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,820	—	—	1,820
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,713)	(10,713)
Balances at June 30, 2021	—	$—	—	$—	—	$—	124,094,390	$12	$439,489	$(10)	$(49,447)	$390,044

Three Months Ended June 30, 2020	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at March 31, 2020	13,174,805	$5,494	16,836,436	$27,067	—	$—	32,932,218	$1	$208	$41	$(17,640)	$(17,390)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	27,323	—	4	—	—	4
Issuance of redeemable convertible preferred stock, net of issuance costs of $0.2 million	—	—	—	—	22,164,724	75,857	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	41	—	—	41
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,355)	(3,355)
Balances at June 30, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	32,959,541	$1	$253	$16	$(20,995)	$(20,725)

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

Six Months Ended June 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$600	$3	$(30,325)	$(29,721)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	65,003	—	46	—	—	46
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)	(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	38,721,137	4	327,276	—	—	327,280
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,156	—	—	3,156
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(19,122)	(19,122)
Balances at June 30, 2021	—	$—	—	$—	—	$—	124,094,390	$12	$439,489	$(10)	$(49,447)	$390,044

Six Months Ended June 30, 2020	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2019	13,174,805	$5,494	16,836,436	$27,067	—	$—	32,932,218	$1	$189	$7	$(14,706)	$(14,509)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	27,323	—	4	—	—	4
Issuance of redeemable convertible preferred stock, net of issuance costs of $0.2 million	—	—	—	—	22,164,724	75,857	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	60	—	—	60
Other comprehensive income	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	(6,289)	(6,289)
Balances at June 30, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	32,959,541	$1	$253	$16	$(20,995)	$(20,725)
(1)    The shares of the Company’s common and redeemable convertible preferred stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(19,122)	$(6,289)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	479	327
Stock-based compensation	3,156	60
Net amortization of premiums on securities	213	80
Amortization of operating lease right-of-use assets	760	836
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(331)	(313)
Accounts payable	725	(107)
Accrued expenses and other liabilities	410	315
Operating lease liability	(835)	(807)
Net cash used in operating activities	(14,545)	(5,898)
Cash flows from investing activities
Proceeds from sale and maturities of securities	40,000	11,001
Purchases of securities	(100,035)	(48,333)
Purchases of property and equipment	(1,013)	(355)
Net cash used in investing activities	(61,048)	(37,687)
Cash flows from financing activities
Net proceeds from reverse recapitalization and PIPE financing	335,409	—
Payments of deferred offering costs	(8,082)	—
Proceeds from exercise of stock options	46	4
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	75,857
Net cash provided by financing activities	327,373	75,861
Net increase in cash, cash equivalents and restricted cash	251,780	32,276

Cash, cash equivalents and restricted cash at beginning of period	37,219	595
Cash, cash equivalents and restricted cash at end of period	$288,999	$32,871

Supplementary cash flow information on non-cash activities
Acquisitions of property and equipment included in accounts payable	$101	$57
Deferred offering costs in accounts payable and accrued expenses and other liabilities	$47	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$108,418	$—
Deferred offering costs reclassified to equity	$8,129	$—
Modification to reduce right-of-use assets and lease liability	$3,254	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Description of Business and Basis of Presentation
Nautilus Biotechnology, Inc. (the “Company”) is a biotechnology company incorporated in 2016 and based in Seattle, Washington with laboratory operations in San Carlos, California. Since the Company’s incorporation in 2016, the Company has devoted substantially all of its resources to research and development activities, including with respect to its proteomics platform, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.
The Company is subject to risks similar to those of other pre-clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the COVID-19 pandemic and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc. a Delaware corporate (f/k/a ARYA Sciences Acquisition Corp. III, a Cayman Islands exempted company and our predecessor company (“ARYA”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “BCA”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). As a result of the Business Combination, ARYA changed its name to “Nautilus Biotechnology, Inc.” and Mako Merger Sub merged with and into Legacy Nautilus with Legacy Nautilus surviving as the surviving company and becoming a wholly-owned subsidiary of ARYA (the “Merger” and, collectively with the other transactions described in the BCA, the “Reverse Recapitalization”).
In addition, in conjunction with the completion of the Business Combination, certain investors (“PIPE Investors”) subscribed for the purchase of an aggregate of 20,000,000 shares of New Nautilus Common Stock at a price of $10.00 per share for aggregate gross proceeds of $200.0 million (“PIPE Financing”).
Please refer to Note 3 “Reverse Recapitalization” for further details of the Business Combination.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. The accompanying financial statements are consolidated for the three months and six months ended June 30, 2021 and include the accounts of Nautilus Biotechnology, Inc. (i.e. former ARYA) and its wholly-owned subsidiary, Legacy Nautilus, following the Reverse Recapitalization as further discussed in Note 3 “Reverse Recapitalization”. All other accompanying financial statements as of December 31, 2020 and for the three months and six months ended June 30, 2020 include only the accounts of Legacy Nautilus. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and the related notes included in the Company’s Final Prospectus filed with the SEC on August 6, 2021 pursuant to Rule 424(b) under the Securities Act relating to the Registration Statement on Form S-1 (File No. 333-258100). The information as of December 31, 2020 included on the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and the results of operations

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of June 30, 2021, the Company had an accumulated deficit of $49.4 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. The Company had cash, cash equivalents, and short-term investments of $373.1 million as of June 30, 2021. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of the date on which these condensed consolidated financial statements were available to be issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required from outside sources, the Company may not be able to raise in on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
Impact of the COVID-19 Coronavirus
In December 2019, COVID-19 was first reported to the World Health Organization (“WHO”), and in January 2020, the WHO declared the outbreak to be a public health emergency. In March 2020, the WHO characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. As a result, the Company has taken certain measures in response to COVID-19.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely affect the Company’s ability to access capital markets in the future. Furthermore, the impact of the COVID-19 pandemic could adversely impact the Company’s cash flows and operations and delay clinical trial activity.
While the Company has developed and continues to develop plans to help mitigate the potential negative impact of COVID-19, these efforts may not be effective, and any protracted economic downturn will likely limit the

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
effectiveness of its efforts. Accordingly, it is not possible for the Company to predict the duration and ultimate extent to which this will affect its business, future results of operations, and financial condition at this time.
2.Significant Accounting Policies
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determining the estimated lives of property and equipment, stock-based compensation including the estimated fair value per share of common stock prior to the date the Company became public, and the valuation allowance for deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentrations of Credit Risk and Other Risks and Uncertainties
Credit risk represents the accounting loss that would be recognized as of the reporting date if counterparties failed completely to perform as contracted.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in U.S. Treasury securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a small number of vendors to provide services, supplies and materials related to its research and development programs. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision market (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company’s long-lived assets are entirely based in the United States.
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity of three months or less as of the date of acquisition to be cash equivalents.
Investments
The Company considers investments with an original maturity greater than three months and remaining maturities less than one year to be short-term investments. The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as long-term investments.
The Company classifies its investments as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments sold prior to maturity, the cost

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net in the condensed consolidated statement of operations.
Other-than-temporary Impairment
The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers factors such as, among other things, the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investment, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and the expected cash flows from the security. If any adjustments to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss. No such adjustments were necessary during the periods presented.
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
Offering Costs
Specific incremental costs (i.e. consisting of legal, accounting and other fees and costs) directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all of the costs are expensed. Offering costs capitalized as of December 31, 2020 were $0.2 million and are included within Other long term assets on the Company’s condensed consolidated balance sheets. There were no deferred offering costs capitalized as of June 30, 2021.
Leases
The Company determines if an arrangement includes a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Company's condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of the lease payments as the Company's leases generally do not provide an implicit rate. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred, less any lease incentives received. Certain of the Company's leases include renewal options which allow the Company to, at its election, renew or extend the lease for a fixed or indefinite period of time. These renewal periods are included in the lease terms when the Company is reasonably certain the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term when leases are operating leases. If finance lease, expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases and to account for the lease and non-lease components as a single lease component. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity (deficit) that, under U.S. GAAP are excluded from net loss. For the three and six months ended June 30, 2021 and December 31, 2020, unrealized gains and losses on debt securities were included as components of comprehensive loss.
Accounting Pronouncements
The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The ASU will become effective for annual periods beginning after December 15, 2020. The Company adopted this guidance effective January 1, 2021 using prospective method, which did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. This ASU is effective for the Company’s fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures and does not anticipate adoption to have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which enhances and simplifies various aspects of the income tax accounting

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance will be effective for the Company’s annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures and does not anticipate adoption to have a material impact on its condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company is in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures and does not anticipate adoption to have a material impact on its condensed consolidated financial statements.
3.Reverse Recapitalization
On June 9, 2021, ARYA merged with Legacy Nautilus, with Legacy Nautilus surviving as the surviving company and as a wholly-owned subsidiary of ARYA.
As a result of the Business Combination, Legacy Nautilus equity holders received an aggregate number of shares of New Nautilus Common Stock equal to (i) $900.0 million plus $24.3 million, which reflects the aggregate exercise price of all stock options (whether vested or unvested) of Legacy Nautilus at the consummation of the Business Combination, divided by (ii) $10.00 giving effect to the exchange ratio of approximately 3.6281 (“Exchange Ratio”) based on the terms of the Business Combination Agreement. For purposes of calculating the aggregate number of New Nautilus Common Stock issuable to each holder of Legacy Nautilus Common Stock pursuant to the Business Combination Agreement, all Legacy Nautilus Common Stock held by such holder was aggregated, and the Exchange Ratio was applied to that aggregate number of shares held by such holder, and not on a share-by-share basis, and the number of New Nautilus Common Stock issued was rounded down to the nearest whole share. At the Closing Date, (i) an aggregate of 18,721,137 shares of Class A and Class B ordinary shares of ARYA were exchanged for an equivalent number of Common Stock, (ii) an aggregate of 85,324,118 shares of Common Stock were issued in exchange for the shares of Nautilus outstanding as of immediately prior to the Business Combination and (iii) an aggregate of 20,000,000 shares of Common stock were issued to the PIPE Investors in the PIPE Financing with total gross proceeds of $200.0 million. Moreover, at the Closing, all options to purchase shares of Nautilus were exchanged for comparable options to purchase shares of Common Stock based on an implied Legacy Nautilus equity value of $900.0 million. Immediately after giving effect to the transactions, there were 124,045,255 shares of Common Stock outstanding and 7,106,767 shares of Common Stock subject to outstanding options under the 2017 Plan.
The Business Combination is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on Legacy Nautilus stockholders comprising a relative majority of the voting power of Nautilus and having the ability to nominate the members of the Board, Legacy Nautilus’s operations prior to the acquisition comprising the only ongoing operations of Nautilus, and Legacy Nautilus’s senior management comprising a majority of the senior management of Nautilus. Under this method of accounting, ARYA is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Nautilus represent a continuation of the financial statements of Legacy Nautilus with the Business Combination being treated as the equivalent of Nautilus issuing stock for the net assets of ARYA, accompanied by a recapitalization. The net assets of ARYA are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Nautilus. All periods prior to the Business Combination have

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.
In connection with the Business Combination, the Company raised $335.4 million of net proceeds. This amount was comprised of $135.4 million of cash held in ARYA’s trust account from its initial public offering, net of ARYA’s transaction costs and underwriters’ fees of $10.1 million, and $200.0 million of cash in connection with the PIPE Financing. The Company incurred $8.1 million of transaction costs, consisting of banking, legal, and other professional fees which were recorded as a reduction to additional paid-in capital.
The number of shares of Common Stock issued immediately following the consummation of the Business Combination was:

Number of Shares
Common Stock of ARYA outstanding prior to the Business Combination	19,186,500
Less redemption of ARYA shares	(465,363)
Common Stock of ARYA	18,721,137
Shares issued in PIPE Financing	20,000,000
Business Combination and PIPE Financing shares	38,721,137
Legacy Nautilus shares	85,324,118
Total shares of Common Stock immediately after the Business Combination	124,045,255

4.Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of June 30, 2021 and December 31, 2020:

(in thousands)		Gross Unrealized			Reported as:
June 30, 2021	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$174,167	$—	$—	$174,167	$174,167	$—	$—
U.S. treasury securities	15,260	6	—	15,266	—	—	15,266
Total Level 1	189,427	6	—	189,433	174,167	—	15,266
Level 2
Commercial paper	192,138	—	(15)	192,123	114,220	77,903	—
Corporate debt securities	6,855	—	(1)	6,854	—	6,854	—
Total Level 2	198,993	—	(16)	198,977	114,220	84,757	—
Total Level 1 and Level 2	$388,420	$6	$(16)	$388,410	$288,387	$84,757	$15,266

(in thousands)		Gross Unrealized			Reported as:
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$36,607	$—	$—	$36,607	$36,607	$—	$—
U.S. treasury bills	40,132	4	(1)	40,135	—	40,135	—
Total Level 1	$76,739	$4	$(1)	$76,742	$36,607	$40,135	$—

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
Contractual maturities of short-term investments as of June 30, 2021 and December 31, 2020 are due in one year or less. Contractual maturities of long-term investments as of June 30, 2021 are due after 1 year through 5 years.
5.Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Laboratory equipment	$3,268	$2,256
Leasehold improvements	176	169
Furniture, fixtures and office equipment	126	126
Computer hardware	114	105
	3,684	2,656
Less: Accumulated depreciation	(1,764)	(1,285)
Total	1,920	1,371
Construction in progress	21	—
Property and equipment, net	$1,941	$1,371
The Company recorded depreciation expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, which was primarily allocated to research and development expense.
Other Long Term Assets
Other long term assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Restricted cash	$612	$612
Deferred offering costs	—	212
Deposits	—	315
Total	$612	$1,139
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Employee compensation	$595	$484
Accrued professional and consulting fees	347	452
Other	374	133
Total	$1,316	$1,069

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$288,387	$36,607
Restricted cash included in other long term assets	612	612
Total	$288,999	$37,219
6.Redeemable Convertible Preferred Stock
On June 9, 2021, upon the closing of the Business Combination (Note 3), all of the outstanding redeemable convertible preferred stock was converted to New Nautilus Common Stock pursuant to the Exchange Ratio effective immediately prior to the Business Combination and the remaining amount was reclassified to additional paid-in capital. As of June 30, 2021 the Company had no issued and outstanding Preferred Stock shares.
7.Common Stock
On June 9, 2021, the Business Combination was consummated (Note 3) and the Company issued 38,721,137 shares for an aggregate purchase price of $327.3 million, net of issuance costs of $8.1 million. Immediately following the Business Combination, there were 124,045,255 shares of Common Stock outstanding. The holder of each share of Common Stock is entitled to one vote.
The Company has retroactively adjusted the shares issued and outstanding prior to June 9, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of Common Stock into which they were converted into.
In June 2021, pursuant to the Business Combination, the Company amended its certificate of incorporation to increase the number of authorized common stock shares to 1,000,000,000 shares. There were 124,094,390 shares issued and outstanding as of June 30, 2021.
Common Stock Warrants
In connection with a term loan that the Company entered into during fiscal year 2017, 63,491 common stock warrants were issued to the lender, and recorded at fair value within additional paid-in capital in stockholders’ equity (deficit). Fair value was determined using the Black-Scholes Option Pricing Model. There were no common stock warrants issued during the three and six months ended June 30, 2021 and 2020. During the three months ended June 30, 2021, all common stock warrants were net exercised and the Company issued 62,722 Common Stock shares to the lender.
Common stock warrants as of December 31, 2020 were as follows:

	December 31, 2020
	Outstanding Warrants
	Number of Warrants	Exercise Price	Expiration Date
Common stock	63,491	$0.12	9/7/2027
Total outstanding common stock warrants	63,491

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	June 30, 2021	December 31, 2020
Stock options issued and outstanding	8,014,879	5,145,547
Shares available for grant under 2021 Equity Incentive Plan	15,225,353	—
Shares available for grant under 2021 Employee Stock Purchase Plan	1,244,900	—
Convertible preferred stock	—	52,175,965
Common stock warrants outstanding	—	63,491
Shares available for grant under 2017 Equity Incentive Plan	—	2,349,673
Total shares of common stock reserved	24,485,132	59,734,676
The shares of the Company’s common, redeemable convertible preferred stock, common stock warrants and shares available for grant, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
8.Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and six months ended June 30, 2021 and 2020, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax asset.
9.Stock Option Plan and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2021, 15,225,353 and 1,244,900 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Common Stock at a purchase price which equal to 85% of the fair market value of common stock on the enrollment date or on the exercise date, whichever is lower.
No further awards will be granted under the 2017 Equity Incentive Plan (“2017 Plan”) and 7,106,767 shares of common stock were initially reserved for outstanding awards issued under the 2017 Plan at the time of adoption of the 2021 Plan and the 2021 ESPP.

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020
Expected term (in years)	5.6 - 6.1	N/A	5.5 - 6.6	6.0 - 6.1
Expected volatility	93.0% - 93.7%	N/A	92.0% - 94.2%	96.4% - 96.5%
Expected dividend rate	0.0%	N/A	0.0%	0.0%
Risk free interest rate	0.91% - 1.02%	N/A	0.53% - 1.02%	1.44%
Stock price	$10.10 - $11.16	N/A	$7.56 - $11.16	$0.46
________________
(1) There were no awards granted during the three months ended June 30, 2020.
Expected term: The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
Expected volatility: As the Company is not publicly traded, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.
Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
Fair value of common stock: The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s Board of Directors. Because there has been no public market for the common stock, the Board of Directors has determined the fair value of the common stock at the time of grant of the option by contemporaneous valuations performed by an unrelated third-party valuation firm as well as a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the implied equity value of the Company as contemplated by the Business Combination, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. The fair value of common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the completion of the Business Combination (Note 3) the fair value of the Company’s common stock is determined based on its closing market price.
The awards granted in late January 2021 were granted at the grant date fair value on the date of the grant. The Company’s board of directors made a determination of the fair market value of our common stock which contemplated the implied equity value of the Company per the Business Combination Agreement that was executed on February 7, 2021. For the period following execution of the Business Combination Agreement through June 30, 2021, 964,503 shares were granted.

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
The following table summarizes option award activity during the six months ended June 30, 2021:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	5,145,547	$0.85
Granted	3,063,588	$9.92
Exercised	(65,003)	$0.72
Forfeited	(129,253)	$5.18
Outstanding as of June 30, 2021	8,014,879	$4.25	9.1	$46,968
Options vested and expected to vest as of June 30, 2021	8,014,879	$4.25
Vested and exercisable at June 30, 2021	1,177,340	$0.46	7.5	$11,346
As of June 30, 2021, there was $27.6 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 3.48 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
The Company’s option award quantities and prices, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
Restricted Stock
In January 2017, the Company granted 32,652,640 shares of restricted common stock to founders for future services that vest over four years from the date of grant.
Activity with respect to restricted stock during the six months ended June 30, 2021 was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested, December 31, 2020	569,721	$0.00003
Vested	(569,721)	$0.00003
Unvested, June 30, 2021	—
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$666	$24	$1,163	$29
General and administrative	1,154	17	1,993	31
Total stock-based compensation expense	$1,820	$41	$3,156	$60
10.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
liabilities on the condensed consolidated balance sheet as of June 30, 2021 as the Company had not yet received the related goods or services. As of June 30, 2021, the Company had open purchase commitments for goods and services of $1.4 million, which are expected to be received through the next 12 months.
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Leases
The Company is obligated under certain non-cancelable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, Menlo Park, California and San Carlos, California. The operating lease in Seattle, Washington expired in April 2021 and will continue to be renewed month to month while the Company negotiates on a new lease. The operating lease in Menlo Park, California expired in February 2020. In February 2021, the Company amended its existing facility lease contract in San Carlos, California which was executed to shorten the remaining term of the lease (expected to expire in December 2021) and reduce monthly lease payments and was accounted for as a modification. The impact of this modification reduced the operating lease right-of-use asset and lease liability balance as a $3.3 million non-cash adjustment. Additionally, as a result of the remaining lease term being less than a year, the total remaining operating lease liability balance was classified as current.
In December 2020, the Company entered into a new lease in San Carlos, California for ten years commencing in September 2021 and expiring in September 2031 with total minimum lease payments of $42.1 million. In December 2020, the Company also entered into a temporary office space lease agreement in San Carlos, California commencing in February 2021 and expiring in October 2021 with total minimum lease payments of $1.2 million. The temporary office space lease agreement was recognized as a short-term lease due to the election of the short-term lease measurement and recognition exemption.
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Fixed operating lease costs	$362	$501	$863	$1,095
Variable operating lease costs	10	10	20	66
Short-term lease costs	440	—	619	—
Sublease income	—	—	—	(77)
Total lease costs	$812	$511	$1,502	$1,084
For the six months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities was $0.8 million and $0.8 million, respectively.
As of June 30, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 0.5 years and 10.0% respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2021:

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)

Lease Obligations
(in thousands)
Six months ending December 31, 2021	$1,298
Total future minimum lease payments	1,298
Less: Imputed interest	(18)
Total operating lease liabilities	$1,280
Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.6 million as of June 30, 2021 because the lease liability in the condensed consolidated balance sheet excluded short-term lease payments.
Guarantees and Indemnifications
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnifications will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them are, or are threatened to be, made a party by reason of their service as a director or officer. The Company maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may be subject to indemnification obligation by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.
Letter of Credit
In conjunction with the San Carlos lease agreement entered in December 2020, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.6 million. The cash amount is recorded as restricted cash under Other long-term assets on the Company’s condensed consolidated balance sheet.
11.Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(10,713)	$(3,355)	$(19,122)	$(6,289)
Denominator:
Weighted average common shares outstanding	55,070,480	32,948,898	44,130,773	32,940,561
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(4,764,366)	(34,624)	(5,618,947)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,070,480	28,184,532	44,096,149	27,321,614
Net loss per share attributable to common stockholders, basic and diluted:	$(0.19)	$(0.12)	$(0.43)	$(0.23)

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
As a result of the Business Combination, the Company has retroactively adjusted the weighted-average number of shares of Common Stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 3.6281 used to determine the number of shares of New Nautilus Common Stock into which they converted (Note 3). The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Six Months Ended June 30,
	2021	2020
Convertible preferred stock (on an as-converted basis)	—	52,175,965
Options to purchase common stock	8,014,879	2,124,022
Unvested restricted common stock	—	3,988,044
Common stock warrants	—	63,491
Total potentially dilutive common share equivalents	8,014,879	58,351,522
12.Subsequent Events
In July 2021, the Company entered into a 7-year non-cancellable operating lease, commencing in August 2021, for an additional office space in Seattle, Washington. Total non-cancellable payments under this lease aggregate $4.5 million through June 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Nautilus Biotechnology, Inc.’s (“Nautilus” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2020 and the related notes included in the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Nautilus’ actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.
Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Nautilus,” “we,” “us,” “our” and other similar terms refer to the business and operations of Legacy Nautilus prior to the Business Combination and to New Nautilus and its consolidated subsidiary following the Business Combination.

Overview
We are a development stage life sciences company creating a platform technology for quantifying and unlocking the complexity of the human proteome. Our mission is to transform the field of proteomics by democratizing access to the proteome and enabling fundamental advancements across human health and medicine. We were founded on the belief that incremental advancements of existing technologies are inadequate, and that a bold scientific leap would be required to radically reinvent proteomics and revolutionize precision medicine. Our vision is to integrate our breakthrough innovations in computer science, engineering, and biochemistry to develop and commercialize a proteomic analysis technology of extreme sensitivity and scale. To accomplish this, we have built a prototype of a single-molecule instrument, our Proteomic Analysis System, which will be further developed to deliver the speed, simplicity, accuracy, and versatility that we believe is necessary to establish a new gold standard in the field.
Since our incorporation in 2016, we have devoted substantially all of our resources to research and development activities, including with respect to our proteomics platform, or Nautilus Platform, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. We do not have any products available for commercial sale, and we have not generated any revenue from our Nautilus Platform or other sources since inception. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of our Nautilus Platform, which we expect, if it ever occurs, will take a number of years. Our Nautilus Platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis, is currently under development and will require significant additional research and development efforts, including extensive testing prior to commercialization. These efforts require significant amounts of additional capital and adequate personnel infrastructure. There can be no assurance that our research and development activities will be successfully completed, or that our Nautilus Platform will be commercially viable.
In order to commercialize our Nautilus Platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Platform, instruments, and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in the Nautilus Platform, instruments, and consumables to support large-scale commercial production. In connection with our Nautilus Platform, we intend to utilize over 300 complex reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There is no assurance that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market.
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of Nautilus’ product, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release phase in which we expect to recognize limited revenue. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we are seeking to enter collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. During this phase, we plan to provide our early access program partners with broad-scale analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We do not anticipate that the second phase will begin any earlier than the second half of 2022 and do not anticipate that it will result in any material revenue. During this phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our proteomics product platform. We expect this second phase to continue through the end of 2023 and lead into the third phase of broad commercialization at the end of 2023 and the beginning of 2024. We do not expect to realize any material revenue prior to the second half of 2023.
We intend to commercialize our Nautilus Platform through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our stage of development, we currently have no marketing, sales, commercial product distribution or service and support capabilities. We intend to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and potentially other countries and regions, including Asia-Pacific, as we execute on our three phase commercial launch strategy for our Nautilus Platform.
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock. Through June 30, 2021, we had raised aggregate net proceeds of $108.4 million from these private placements and as of June 30, 2021, we had cash, cash equivalents and short-term investments of $373.1 million. Following consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $19.1 million during the six months ended June 30, 2021, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of June 30, 2021, we had an accumulated deficit of $49.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•continue our research and development activities, including with respect to our Nautilus Platform;
•undertake activities to establish sales, marketing and distribution capabilities for our Nautilus Platform;
•setup costs related to production tooling and required testing;
•maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know how;
•implement operational, financial and management information systems;
•attract, hire and retain additional management, scientific and administrative personnel; and
•operate as a public company.
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
Impact of COVID-19 Pandemic
The global COVID-19 pandemic continues to rapidly evolve. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. As the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. We are maintaining hygiene and respiratory protocols; controls for social distancing; enhanced cleaning, disinfecting, decontamination, and ventilation protocols; health policies; and usage of personal protective equipment, where appropriate. During March and April of 2020 in which stay at home orders were in place in the state of California and Washington, the volume of ongoing lab work was reduced, and only critical program work in the lab has continued with staggered lab employee work shifts to minimize risk of exposure to COVID-19, which has and may continue to disrupt or delay our ability to conduct development activities. Employees whose tasks can be performed offsite have been instructed to work from home.
We have been and continue to actively monitor our supply chain during the COVID-19 pandemic, including third-party materials and suppliers. To date, we have experienced some supply disruptions due to the pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents. While certain of these disruptions have resolved since the start of the COVID-19 pandemic, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
Reverse Recapitalization Transaction
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc., a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp III, a Cayman Islands exempted company and our predecessor company (“ARYA”)) (the “Company”), consummated its previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “Business Combination Agreement”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”).
Pursuant to the terms of the Business Combination Agreement, on the Closing Date, (i) ARYA changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which ARYA changed its name to “Nautilus Biotechnology, Inc.” (together with its consolidated subsidiary, “New Nautilus” or “Nautilus”) and (ii) Mako Merger Sub merged with and into Legacy Nautilus (the “Merger”), with Legacy Nautilus as the surviving company in the Merger and, after giving effect to such Merger, Legacy Nautilus becoming a wholly-owned subsidiary of New Nautilus.
In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of Legacy Nautilus outstanding as of immediately prior to the Effective Time was exchanged for shares of common stock of New Nautilus, par value $0.0001 per share (“Common Stock”), and (ii) all vested and unvested options to purchase shares of Legacy Nautilus were exchanged for comparable options to purchase shares of Common Stock, in each case, based on an implied Legacy Nautilus equity value of $900,000,000.
As of the open of trading on June 10, 2021, the Common Stock of the Company, formerly those of ARYA, began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “NAUT.”
In conjunction with the consummation of the Business Combination with ARYA, we received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue and we may not generate any revenue from the sale of products or from other sources in the near future.
Operating Expenses
Research and Development Expense
Research and development expenses account for a significant portion of our operating expenses and consist primarily of salaries, related benefits and stock-based compensation expense of product development personnel, facilities costs, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, and allocated expenses for technology and facilities. We expense research and development expenses in the periods in which they are incurred.
We plan to continue to invest in our research and development efforts and to increase our investment in research and development efforts related to our product development. As a result, we expect research and development expenses to increase in absolute dollars as we continue to advance our product development, hire additional personnel and retain existing personnel, purchase supplies and materials and allocate expense to our research and development facilities.
General and Administrative Expenses
General and administrative expenses consist of salaries and benefits, and stock-based compensation expense for personnel in executive, operations, legal, human resources, finance and administrative functions, professional fees for legal, patent, consulting, accounting and audit services, and allocated expenses for technology and facilities. We expense general and administrative expenses in the periods in which they are incurred.
We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the continued research and development of our products and growth of our business. Following the completion of the Business Combination, we also anticipate that we will incur substantially higher expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash, cash equivalents and investments and other miscellaneous non recurring expenses.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June, 2020
The following table shows our statements of operations for the periods indicated:

	Three Months Ended June 30,		Change ($)	Change (%)
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$6,380	$2,751	$3,629	132%
General and administrative	4,317	649	3,668	565%
Total operating expenses	10,697	3,400	7,297	215%
Other income (expense), net	(16)	45	(61)	(136)%
Net loss	$(10,713)	$(3,355)	$(7,358)	219%
Research and Development Expenses
Research and development expenses were $6.4 million for the three months ended June 30, 2021, compared to $2.8 million for the three months ended June 30, 2020, an increase of $3.6 million, or 132%. The increase was primarily due to a $2.0 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support on-going development of our products, a $0.9 million increase in laboratory supplies and equipment expense and a $0.2 million increase in facilities costs.
General and Administrative Expenses
General and administrative expenses were $4.3 million for the three months ended June 30, 2021, compared to $0.6 million for the three months ended June 30, 2020, an increase of $3.7 million, or 565%. The increase was primarily due to a $2.2 million increase in salaries, related benefits, and stock-based compensation, a $0.6 million increase in professional services, primarily related to audit and legal activities and a $0.2 million increase in marketing costs.

Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 changed primarily due to lower interest income as well as state franchise taxes incurred in the three months ended June 30, 2021.
Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June, 2020
The following table shows our statements of operations for the periods indicated:

	Six Months Ended June 30,		Change ($)	Change (%)
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$11,215	$5,221	$5,994	115%
General and administrative	7,899	1,176	6,723	572%
Total operating expenses	19,114	6,397	12,717	199%
Other income (expense), net	(8)	108	(116)	(107)%
Net loss	$(19,122)	$(6,289)	$(12,833)	204%
Research and Development Expenses
Research and development expenses were $11.2 million for the six months ended June 30, 2021, compared to $5.2 million for the six months ended June 30, 2020, an increase of $6.0 million, or 115%. The increase was primarily due to a $3.4 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support on-going development of our products, a $1.5 million increase in laboratory supplies and equipment expense and a $0.3 million increase in facilities cost.
General and Administrative Expenses
General and administrative expenses were $7.9 million for the six months ended June 30, 2021, compared to $1.2 million for the six months ended June 30, 2020, an increase of $6.7 million, or 572%. The increase was primarily due to a $3.7 million increase in salaries, related benefits, and stock-based compensation, a $1.8 million increase in professional services, a $0.2 million increase in facilities costs and a $0.2 million increase in marketing costs.
Other Income (Expense), Net
Other income (expense), net for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 changed primarily as a result of a $0.1 million increase in amortization of discounts on investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $19.1 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $49.4 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Through June 30, 2021, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock and had cash, cash equivalents and short-term investments of $373.1 million. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination.

Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
To date, we have not generated any revenue and we may not generate any revenue from the sale of products or from other sources in the near future. Following the completion of the Business Combination, we expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•continue our research and development activities, including with respect to our proteomics platform;
•undertake activities to establish sales, marketing and distribution capabilities for our proteomics platform;
•incur setup costs related to production tooling and required testing;
•maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know how;
•implement operational, financial and management information systems;
•attract, hire and retain additional management, scientific and administrative personnel; and
•operate as a public company.
Based on our planned operations, we expect our current cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of the COVID-19 pandemic; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our proteomics platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on sales and marketing and the development of our technology. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Historical Cash Flows
For the Six Months Ended June 30, 2021 and 2020
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(14,545)	$(5,898)
Net cash used in investing activities	(61,048)	(37,687)
Net cash provided by financing activities	327,373	75,861
Net increase in cash, cash equivalents and restricted cash	$251,780	$32,276
Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $14.5 million, primarily resulting from our operating loss of $19.1 million, offset by non-cash charges aggregating $4.6 million, which primarily included $3.2 million of stock-based compensation and $0.8 million amortization of operating lease right-of-use assets.
During the six months ended June 30, 2020, net cash used in operating activities was $5.9 million, primarily resulting from our operating loss of $6.3 million, offset by non-cash charges aggregating $1.3 million, which primarily included $0.8 million amortization of operating lease right-of-use assets. Net cash used in operating activities was increased by net changes in assets and liabilities aggregating $0.9 million, primarily driven by $0.8 million decrease in operating lease liability.
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $61.0 million, primarily resulting from $100.0 million in purchases of securities, partially offset by $40.0 million in proceeds from sale and maturities of securities.
During the six months ended June 30, 2020, net cash used in investing activities was $37.7 million, primarily resulting from $48.3 million in purchases of securities, partially offset by $11.0 million in proceeds from sale and maturities of securities.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $327.4 million, primarily resulting from $335.4 million in proceeds from the Business Combination and PIPE Financing, partially offset by $8.1 million in payments of deferred offering costs.
During the six months ended June 30, 2020, net cash provided by financing activities was $75.9 million from proceeds from issuance of convertible preferred stock, net of issuance costs.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations(1)(2)(3)	$1,298	$1,298	$—	$—	$—
Purchase obligations	1,355	1,355	—	—	—
Total	$2,653	$2,653	$—	$—	$—
__________________
(1)Reflects minimum payments due for office space and laboratory space under our short-term and long-term leases in San Carlos, California.
(2)In December 2020, we entered into a new lease in San Carlos, California for ten years commencing in September 2021 and expiring in September 2031 with total minimum lease payments of $42.1 million. This lease has not commenced as of June 30, 2021, and therefore is not included in the operating lease obligations.
(3)In July 2021, we entered into a new lease in Seattle, Washington for seven years commencing in August 2021 and expiring in June 2028 with total minimum lease payments of $4.5 million. This lease had not commenced as of June 30, 2021, and therefore is not included in the operating lease obligations.

Off-Balance Sheet Arrangements
We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We evaluate our estimates and assumptions on an ongoing basis, and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.
Other than the policies noted in Part I, Item 1, Note 2, “Significant Accounting Policies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited financial statements as of and for the years ended December 31, 2020 and 2019.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 2 “Significant Accounting Policies” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Emerging Growth Company Accounting Election
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of ARYA’s initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We had cash, cash equivalents, short-term and long-term investments of $388.4 million and $76.7 million as of June 30, 2021 and December 31, 2020, respectively. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income.
A hypothetical 1.00% (100 basis points) relative change in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2021 and December 31, 2020.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.
ITEM 1A. RISK FACTORS
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:
•We are a development stage company that has incurred net losses in every period to date, has not yet commercialized any products, and expects to continue to incur significant losses as we develop our business.
•Our business is entirely dependent on the success of our proteomics platform (the “Nautilus Platform”), which remains in the development stage and subject to scientific and technical validation.
•We may not be able to launch our Nautilus Platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
•Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•Our business depends significantly on research and development spending by pharmaceutical companies as well as by academic institutions and other research institutions and any reduction in spending could limit demand for our products.
•We may need to raise additional capital to fund our development and commercialization plans.
•We are dependent on single source suppliers for some of the components and materials used in our Nautilus Platform, and the loss of any of these suppliers could harm our business.
•We may be unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of our intellectual property protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours.
•We may not be able to protect our intellectual property and proprietary rights throughout the world.
•Although our products currently are not labeled or intended for any use which would subject us to regulation by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, if we elect to label and promote any of our products as clinical or medical device products, we would be subject to regulation in the future and would be required to obtain prior approval or clearance by the FDA or other regulatory authorities, which could take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.
•Our products could become subject to government regulation as medical devices by the FDA and other regulatory agencies even if we do not elect to seek regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business. If our products become subject to FDA regulation, the regulatory clearance or approval and the maintenance of continued and post-market regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and in outcome.
•We may experience a significant disruption in our information technology systems or breaches of data security.
•We are highly dependent on our key personnel, and if we are unable to recruit and retain key executives and scientists, we may not be able to achieve our goals.
•Our operations and financial results could be adversely impacted by the COVID-19 pandemic in the United States and the rest of the world.
•The price of our Common Stock may be volatile, which could result in substantial losses for investors. Further, an active, liquid and orderly trading market for our Common Stock may not be sustained and we do not know what the market price of our Common Stock will be, and as a result it may be difficult for you to sell your shares of our Common Stock.
Risks Related to Our Business
We are a development stage company that has incurred net losses in every period to date, has not yet commercialized any products, and expects to continue to incur significant losses as we develop our business. We may never achieve profitability.
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus Platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $10.7 million and $19.1 million during the three and six months ended June 30, 2021, respectively, and net losses of $3.4 million and $6.3 million during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $49.4 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus Platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
Our business is entirely dependent on the success of our Nautilus Platform, which remains in the development stage and subject to scientific and technical validation. If we are unable to develop and commercialize our Nautilus Platform successfully and in a manner that provides currently anticipated functionality and levels of performance, we may never be able to recognize any revenue, and our business, operating results, and financial condition will suffer.
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus Platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our

Nautilus Platform. While our goal is to leverage our Nautilus Platform to comprehensively measure the human proteome by the end of 2023, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products fail to deliver currently anticipated functionality and levels of performance, if our products are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products and technologies, we may never recognize material revenue and may be unable to continue our operations.
We have not yet commercially launched our Nautilus Platform. We may not be able to launch our Nautilus Platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
We anticipate commercializing our Nautilus Platform in three phases involving first collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of our product, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we are seeking to enter collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in its facility and shared via a cloud platform. We do not anticipate that the second phase will begin any earlier than the second half of 2022 and do not anticipate that it will result in any material revenue. During this phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus Platform. We expect this second phase to continue through the end of 2023 and lead into the third phase of broad commercialization at the end of 2023 and the beginning of 2024. We do not expect to realize any material revenue prior to the second half of 2023.
Achieving the scientific and commercial objectives identified above within currently anticipated timelines will require substantial investments in our technologies and in the underlying science. Scientific and technological development of the nature being undertaken by us is extraordinarily complex, and there can be no assurances that any of these phases of commercial development will be successful or that they will be completed within the timelines currently anticipated. Given the scientific and technical complexity of our products, we could experience material delays in product development and commercial launch. If our research and product development efforts do not result in commercially viable products within the anticipated timelines, our business, operating results, and financial condition will be adversely affected.
The commercialization of our products will require us to establish relationships and successfully collaborate with leading life science companies and research institutions, initially to test and validate our products and subsequently as we seek to expand the markets for our products. We may be unable to establish sufficient collaborations of this nature, and such collaborations could result in agreements that limit or otherwise impair our flexibility to pursue other strategic opportunities.
As noted above, establishing collaborations and partnerships with large pharmaceutical and biotechnology companies and with major research institutions is a material element of our commercialization strategy. While early collaborations are expected to focus on the assessment and validation of our Nautilus Platform with a focus in part on publication of results in peer-reviewed scientific journals, we also intend to pursue additional, potentially revenue-generating collaborations in areas of biological interest. Among other examples, we may pursue collaborations relating to the development and commercialization of therapeutic product candidates targeting proteins identified by our Nautilus Platform.
There can be no assurance that we will be successful in developing or maintaining collaborations or that, if established, these collaborations will achieve the desired objectives. Establishing collaborations is difficult and time-consuming. Discussions may not lead to collaborations on favorable terms, if at all, and particularly where we are negotiating against major pharmaceutical companies, we may have relatively less leverage in negotiating favorable terms. To the extent we agree to work exclusively with a party in a given field, our opportunities to collaborate with others in that field would be limited. Certain parties may seek to partner with other companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position.
Even if we are successful in entering into collaborations, the success of such collaborations will depend heavily on the efforts and activities of our collaborators.
Scientific collaborations of the nature we propose to pursue are subject to numerous risks, including that:
•collaborators may have significant discretion in determining the efforts and resources that they will apply to a specific project;
•collaborators may not pursue development and commercialization of products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors such as a business combination that diverts resources or creates competing priorities;
•collaborators may own intellectual property covering products that result from our collaboration with them, and in such cases, we would not have the right to develop or commercialize such intellectual property;
•collaborators may co-own intellectual property covering products that result from our collaboration with them, and in such cases, we would not have the right to exclude others from developing or commercializing such intellectual property;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with product candidates that are being developed under the collaboration with us;
•a collaborator with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development, or commercialization of products or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated, and, if terminated, in addition to reducing our revenue, may reduce exposure to research and clinical trials that facilitate the collection and incorporation of new information into our platform; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
In addition, before obtaining marketing approval from regulatory authorities for the sale of product candidates subject to future collaborations, our collaborators must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. If clinical trials of product candidates resulting from collaborations are prolonged or delayed, collaborators may be unable to obtain required regulatory approvals and therefore be unable to commercialize product candidates on a timely basis or at all, which may have a material impact on the revenue recognized from such collaborations.
Even if we are able to complete development of our Nautilus Platform, we may not achieve or maintain significant commercial market acceptance.

Even if we are able to complete development of our Nautilus Platform, the platform will be subject to market forces and adoption curves common to new technologies. The market for novel proteomics technologies and products like those being developed by us is in the early stages of development. While these technologies present the potential to displace legacy products, changing long-standing scientific workflows with new instruments requiring substantial capital expenditures will require us to invest substantial financial and management resources to educate potential customers on the benefits of our Nautilus Platform relative to existing technologies and to validate our Nautilus Platform’s ability to meet customer requirements. In that regard, we anticipate that our initial market focus will be pharmaceutical development and associated research, which are characterized by demanding and exacting requirements for product performance and accuracy. If widespread adoption of our Nautilus Platform takes longer than anticipated or does not occur, our business will be materially and adversely affected.
More specifically, the successful introduction of new technologies in life science markets requires substantial engagement with the scientific community in order to encourage community acceptance of the utility, performance, and cost of the technology relative to its benefits in the applicable field or fields of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the larger community through publications in peer-reviewed journals. In these journal publications, the researchers describe not only their discoveries but also the methods and typically the products used to fuel these discoveries. We expect that references to the use of our Nautilus Platform in peer-reviewed journal publications will be critical to our ability to obtain widespread acceptance within the scientific community. In addition, continuing collaborative relationships with key opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product, or too many researchers negatively describe the use of our products in publications, customers may be less willing to engage with us concerning our products, which could materially delay our commercialization plan and/or substantially extend our sales cycles. Moreover, these customers may ultimately be less willing to purchase our products, which would adversely affect our business and future revenue.
Specific, material factors that will influence our ability to achieve market acceptance include the following:
•the ability of our marketing and engagement initiatives to increase awareness of the capabilities of our Nautilus Platform;
•the ability of our Nautilus Platform to demonstrate reliable performance in intended use applications, in particular, when the platform is used by customers in their own research;
•our ability to demonstrate that the functionality and performance of our Nautilus Platform relative to alternative products and technologies justifies the substantial anticipated cost of the platform;
•the willingness of prospective customers to adopt new products and workflows;
•the ease of use of our Nautilus Platform and whether it reliably provides significant advantages over alternative products and technologies;
•the rate of adoption of our Nautilus Platform by biopharmaceutical companies, laboratories, academic institutions and others;
•our ability to develop new products, workflows, and solutions that meet customer requirements;
•the introduction or development and commercialization by competitors of new products or enhancements to existing products with functionality and/or performance similar to our Nautilus Platform; and
•the impact of our investments in product innovation and commercial growth.
We cannot assure you that we will be successful in addressing any of these criteria or any additional criteria that might affect the market acceptance of our products. If we are unsuccessful in achieving and maintaining market acceptance of our Nautilus Platform, our business, financial condition and results of operations would be adversely affected.

We have no experience in manufacturing our products at commercial scale. If we are unable to establish manufacturing capacity by ourselves or with partners in a timely manner after completing development, commercialization of our Nautilus Platform would be delayed, which would result in lost revenue and harm our business.
In order for us to commercialize our Nautilus Platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Platform, including our Proteomic Analysis System and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our platform and consumables to support large-scale commercial production. In connection with our Nautilus Platform, we intend to utilize over 300 complex reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There are no assurances that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market. In addition, in connection with establishing third party relationships or sourcing component supplies, including with respect to reagents and antibodies, we may incur costs that are higher than currently expected and that may adversely affect our gross margins and operating results following commercialization. Assuming we complete development of our Nautilus Platform, we may experience manufacturing and product quality issues as we increase the scale of our production. Any delay or inability in establishing or expanding our manufacturing capacity could diminish our ability to develop or sell our products, result in increased or unanticipated costs, result in lost revenue, and seriously harm our business, results of operations and financial condition.
If we are unable to establish an effective commercial organization, including effective distribution channels and sales and marketing functions, we may not be successful in commercializing our Nautilus Platform.
We are only beginning to establish an internal organization focused specifically on the commercialization of our Nautilus Platform. Our initial hiring has focused on senior commercial leadership, and although this leadership has considerable industry experience, in order to achieve substantial revenue growth and profitability, we will be required to develop sales, marketing, distribution, customer service, and customer support capabilities. Staffing of these functions will frequently require individuals with the requisite technical and scientific expertise to establish and support sales of a sophisticated and complex platform for life sciences experimentation. We will be required to expend substantial financial resources to hire personnel and develop our commercial operations prior to commercial launch of our Nautilus Platform. Accordingly, these initiatives will adversely affect our operating expenses prior to us having material off-setting revenue, if any.
To develop these functions successfully, we will face a number of additional risks, including:
•our ability to attract, retain, and manage the sales, marketing, customer service, and customer support force necessary to commercialize and gain market acceptance for our technology, with the additional challenge that many of these new hires will require specific scientific and technological expertise that may be more difficult to find; and
•the time and cost of establishing a specialized sales, marketing and customer service and support force.
In addition to our internal organization, we may seek to enlist one or more third parties to assist with sales, distribution, and customer service and support globally or in certain regions of the world. In certain markets, we could seek to establish partnerships with larger market participants to provide access to their distribution channels and which could also involve scientific or technological collaboration. There is no guarantee, if we do seek to enter into any of these arrangements, that we will be successful in attracting desirable partners or that we will be able to enter into such arrangements on commercially favorable terms. If our commercialization efforts, or those of any third-party partners, are not successful, our Nautilus Platform may not gain market acceptance, which could materially impact our business and results of operations.

Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. In the near term, as we devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus Platform, specific factors that may result in fluctuations include, without limitation:
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to, our Nautilus Platform;
•our ability to successfully establish and successfully maintain appropriate collaborations and derive revenue from those collaborations; and
•our ability to successfully develop and commercialize our Nautilus Platform on our anticipated timeline.
•As we transition from a company with a focus on research and development to a company capable of supporting manufacturing, these fluctuations may also occur due to a variety of other factors, many of which are outside of our control, including, but not limited to:
•the level of demand for any products we are able to commercialize, particularly our Nautilus Platform, which may vary significantly from period to period;
•our ability to drive adoption of our Nautilus Platform in our target markets and our ability to expand into any future target markets;
•the prices at which we will be able to sell our Nautilus Platform;
•the volume and mix of our sales between consumables, instruments and software, or changes in the manufacturing or sales costs related to our products;
•the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as the expansion of our facilities;
•changes in governmental funding of life sciences research and development or changes that impact budgets and budget cycles;
•seasonal spending patterns of our customers;
•the timing of when we recognize any revenue;
•future accounting pronouncements or changes in our accounting policies;
•the outcome of any future litigation or governmental investigations involving us, our industry or both;
•higher than anticipated service, replacement and warranty costs;
•the impact of the COVID-19 pandemic on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to commercialize products or generate revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, it could cause the market price of our Common Stock to decline.
The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operation will suffer.
We face significant competition in the life sciences technology market. We currently compete with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. These companies include Agilent Technologies; Becton, Dickinson and Company; Bruker Corporation; Danaher; Luminex; Olink Proteomics; Quanterix; SomaLogic; Quantum-Si; and Thermo Fisher Scientific. We also compete with a number of emerging companies that are developing proteomic products and solutions.
Some of our current competitors are large publicly-traded companies, or are divisions of large publicly-traded companies, and enjoy a number of competitive advantages over us, including:
•greater name and brand recognition;
•greater financial and human resources;
•broader product lines;
•larger sales forces and more established distributor networks;
•substantial intellectual property portfolios;
•larger and more established customer bases and relationships; and
•better established, larger scale and lower cost manufacturing capabilities.
We cannot assure investors that our products will compete favorably or that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors or by companies entering our markets or that are developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with superior functionality or performance or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.
Our business will depend significantly on research and development spending by pharmaceutical companies as well as by academic institutions and other research institutions. Any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that our revenue in the foreseeable future will be derived primarily from sales of our Nautilus Platform to biotechnology companies and life science laboratories worldwide, and to a lesser extent, academic institutions and non-profit organizations. Our success will depend upon demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected system sales and, similarly, reductions in operating expenditures by these customers could result in lower than expected sales of our Nautilus Platform. These reductions and delays may result from factors that are not within our control, such as:
•changes in economic conditions;
•changes in government programs that provide funding to research institutions and companies;
•changes in the regulatory environment affecting life science and Ag-Bio companies engaged in research and commercial activities;
•differences in budget cycles across various geographies and industries;
•market-driven pressures on companies to consolidate operations and reduce costs;
•mergers and acquisitions in the life science and Ag-Bio industries; and
•other factors affecting research and development spending.
Any decrease in our customers’ budgets or expenditures or in the size, scope or frequency of capital or operating expenditures as a result of the foregoing or other factors could materially and adversely affect our business, results of operations, financial condition, and prospects.
Even if our Nautilus Platform is commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenue and our prospects could be harmed.
The life sciences industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Even if we are able to commercialize our Nautilus Platform and achieve broad scientific and market acceptance, our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our Nautilus Platform and to introduce compelling new products. The success of any enhancement to our Nautilus Platform or introduction of new products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, freedom from intellectual property encumbrance, appropriately timed and staged introduction and overall market acceptance. Any new product or enhancement to our Nautilus Platform that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.
The typical development cycle of new life sciences products can be lengthy and complicated, and may require new scientific discoveries or advancements, considerable resources and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted. If we are unable to successfully develop new products, enhance our proteomics product platform to meet customer requirements, compete with alternative products, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.
We have a limited operating history, which may make it difficult to evaluate our current business and the prospects for our future viability, and to predict our future performance.
We are a life sciences technology company with a limited operating history. We have not completed development of our Nautilus Platform or any other products and have not generated any revenue to date. Our operations to date have been limited to developing our Nautilus Platform. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will eventually need to transition from a company with a focus on research and development to a company capable of supporting manufacturing and commercial activities as well, and we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.
We may need to raise additional capital to fund our development and commercialization plans.
Based on our current plans, we believe that our available resources and existing cash and cash equivalents, including the net proceeds from the Business Combination and PIPE Financing, will be sufficient to meet our anticipated cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. If our available resources and existing cash and cash equivalents are insufficient to satisfy our liquidity requirements, including because of the realization of other risks described in this Quarterly Report on Form 10-Q, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing or acquisition opportunities or for other reasons, including:
•funding development and marketing efforts of our Nautilus Platform or any other future products;
•increasing our sales and marketing and other commercialization efforts to drive market adoption of our Nautilus Platform, once commercialized;
•expanding our technologies into additional markets;
•preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•acquiring, licensing or defending against third party intellectual property rights;
•acquiring or investing in complementary technologies, businesses or assets; and
•financing capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•delays in execution of our development plans;
•the scope and timing of our investment in our sales, marketing, and distribution capabilities;
•changes we may make to our business that affect ongoing operating expenses;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•changes we may make in our business or commercialization strategy;
•changes we may make in our research and development spending plans;
•our need to implement additional infrastructure and internal systems;

•the impact of the COVID-19 pandemic; and
•other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. If we raise funds by issuing debt securities, those debt securities could have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which would harm our business.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”) or any subsequent testing by us independent registered public accounting firm in connection with Section 404(b) of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.
We will be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an “emerging growth company” under the Tax Cuts and Jobs Act of 2017 (the “JOBS Act”), we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of SOX.
To achieve compliance with Section 404(a) of SOX within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively and implement a continuous reporting and improvement process for internal control over financial reporting.
An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not identify. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operation could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard if and when we have product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based, and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we files with the SEC. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
The size of the markets for our Nautilus Platform may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
The market for proteomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including our Nautilus Platform. Our estimates of the total addressable market for our current and future products, including with respect to the proteomics market, the diagnostic market, and the mass spectrometry market, are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics market, the proteomics market may develop more slowly or differently. In addition, our Nautilus Platform may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.
The future growth of the market for our current and future products depends on many factors beyond our control, including recognition and acceptance of our products by the scientific community and the growth, prevalence and costs of competing products and solutions. Such recognition and acceptance may not occur in the near term, or at all. If the markets for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and operational results of operations could be adversely affected.

We are dependent on single source suppliers for some of the components and materials used in our Nautilus Platform, and the loss of any of these suppliers could harm our business.
We rely on single source suppliers for certain components and materials used in our Nautilus Platform, including our click-reagent modified oligos, glass that is nano-fabricated into our biochips and high-speed stage used in the instrument. The loss of any of these single source suppliers would require us to expend significant time and effort to locate and qualify an alternative source of supply for these components. Though we do not currently have contracts for third parties to provide manufacturing capabilities for our Nautilus Platform, if we are successful in reaching the point of manufacturing our products for commercialization, we may rely on a single company for such manufacturing. Any contractual disputes between us and such manufacturer or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
We also rely, and expect to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies needed to generate the deep proteomic information at the speed and scale which we expect our Nautilus Platform to perform. With respect to any antibodies or reagents that are single sourced, the loss of any suppliers would require significant time and effort to locate and qualify an alternative source of supply. Such reagents and antibodies may also become scarce, more expensive to procure, or not meet quality standards, and we may not be able to obtain favorable terms in agreements with suppliers. Given their complexity, our suppliers may not be able to provide these reagents and antibodies in a cost-effective manner or in a time frame that is consistent with our expected future needs. If our suppliers cease or interrupt production or if suppliers fail to supply materials, products or services to us for any reason, such interruption could delay development, or interrupt the commercial supply, with the potential for additional costs and lost revenue. If this were to occur, we might also need to seek alternative means to fulfill our manufacturing needs. Any such transition would require significant efforts in testing and validation and could result in delays or other issues, which could materially harm our business.
Our products could have unknown defects or errors, which may give rise to claims against us and adversely affect market adoption of our Nautilus Platform.
Our Nautilus Platform utilizes novel and complex technology applied on a microscopic scale, using key components that are not amenable to full characterization or quality assessment using conventional techniques or instrumentation, and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects or errors will not arise, and as we increase the density and integration of our Nautilus Platform, these risks may increase. We expect to provide warranties that our Nautilus Platform will meet performance expectations or be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
In manufacturing our Nautilus Platform, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to produce. If our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.
If our products contain defects, we may experience:
•a failure to achieve market acceptance or expansion of our product sales;
•loss of customer orders and delay in order fulfillment;
•damage to our brand reputation;
•increased cost of our warranty program due to product repair or replacement;
•product recalls or replacements;
•inability to attract new customers;

•diversion of resources from our manufacturing and research and development departments into our service department; and
•legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.
The occurrence of any one or more of the foregoing could negatively affect our business, financial condition and results of operations.
If we commercialize our Nautilus Platform outside of the United States, our international business could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
If we commercialize our Nautilus Platform outside of the United States, our international business may be adversely affected by changing economic, political and regulatory conditions in foreign countries. Engaging in international business inherently involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws;
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control;
•export or import restrictions;
•laws and business practices favoring local companies;
•foreign currency exchange, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•political and economic instability;
•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, intellectual property, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of the separation of the United Kingdom from the European Union (Brexit);
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•difficulties and costs of staffing and managing foreign operations; and
•difficulties protecting, maintaining, enforcing or procuring intellectual property rights.
If one or more of these risks occurs, it could require us to dedicate significant resources to remedy such occurrence, and if we are unsuccessful in finding a solution, our financial results will suffer.
In addition, if we commercialize our Nautilus Platform outside of the United States, we intend to rely on distributors for sales of our Nautilus Platform and related products. To do so we must attract distributors and maintain distributors to maximize the commercial opportunity for our platform. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our Nautilus Platform and related products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth and our financial results will suffer.

Demand for our technology could be reduced by legal, social and ethical concerns surrounding the use of genetic information and biological materials.
Our products may be used to provide genetic information or analyze biological materials from humans and other living organisms. The information obtained from our products could be used in a variety of applications, which may have underlying legal, social and ethical concerns, including the genetic engineering or modification of agricultural products, testing for genetic predisposition for certain medical conditions and stem cell research. Governmental authorities could, for safety, social or other purposes, call for limits on or impose regulations on the use of genetic testing or the use of certain biological materials. Such concerns or governmental restrictions could limit the use of our products, which could have a material adverse effect on our business, financial condition and results of operations.
If we are sued for product liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our products could lead to the filing of product liability claims were someone to allege that our products identified inaccurate or incomplete information regarding the proteins analyzed or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend. We maintain product liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current customers to terminate existing agreements and potential partners to seek other partners, any of which could adversely impact our business, financial condition and results of operations.
We have broad discretion in the use of the net proceeds from the Business Combination and the PIPE Financing and may not use them effectively.
We cannot specify with certainty the particular uses of the net proceeds we received from the Business Combination and the PIPE Financing. Our management will have broad discretion in the application of the net proceeds. Our management may spend a portion or all of the net proceeds in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business, financial condition, results of operations and prospects. Pending their use, we may invest the net proceeds from the Business Combination and the PIPE Financing in a manner that does not produce income or that loses value.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of our intellectual property protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on patent protection, where appropriate and available, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain and protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial costs related to litigation or other patent proceedings in our attempts to recover or restrict use of our intellectual property.
To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business, financial condition, results of operations and prospects. Both the patent application process and the process of managing patent and other intellectual property disputes are generally unpredictable, time-consuming and expensive.
Our success depends in large part on our and any future licensor’s ability to obtain and maintain protection of the intellectual property we may own or license, whether solely or jointly, particularly patents, in the United States and other countries with respect to our products and technologies. We apply for patents to protect our products, technologies and commercial activities, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, we may not develop additional proprietary products, methods and technologies that are patentable. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents which may be licensed from or to third parties. In connection with any future licensing arrangements with third parties, these patents and applications may not be prosecuted and enforced by such third parties in a manner consistent with the best interests of our business.
In addition, the patent position of life sciences technology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other jurisdictions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if issued, the patents may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged, narrowed or invalidated by third parties. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products to compete with us. Some of our owned or any future licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in diminished or lost rights, for example, due to narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceedings is generally uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.
The U.S. law relating to the patentability of certain inventions in the life sciences technology industry is uncertain and rapidly changing, which may adversely impact our existing patents or our ability to obtain patents in the future.
Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the last decade, the US Congress made sweeping changes to patent law in passing the America Invents Act (AIA). These changes include, among others, allowing third-party submission of prior art to the United States Patent and Trademark Office (USPTO) during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The changes brought about by the AIA have not been extensively tested, and therefore increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Various courts, including the U.S. Supreme Court, have recently rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to our technology and commercial goals. Specifically, these decisions have substantially increased the probability that patent claims will be ruled patent ineligible for reciting a natural phenomenon, law of nature or abstract idea. Furthermore, in view of these decisions, since December 2014, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining claims for patent eligibility. Patent claims relating to software algorithms, biologically-derived reagents, methods for analyzing biological systems and other subject matters that underlies our technology and commercial goals are impacted by these changes.
Actions taken by the U.S. Congress, federal courts and USPTO have from time to time narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Similar changes have been made by authorities in other jurisdictions. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, such changes create uncertainty with respect to the value of patents, once obtained. Depending on decisions by authorities in various jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may have a material adverse effect on our ability to obtain new patents and to defend and enforce our existing patents and patents that we might obtain in the future.
We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by governments or patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences technology and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a negative impact on our business, financial condition, prospects and results of operations.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our Nautilus Platform in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we and any future licensor may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we and any future licensor may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our or any future licensor’s inventions in and into the United States or other jurisdictions. Competitors and other third parties may be able to use our technologies in jurisdictions where we have not obtained patent protection to develop our own products and technologies and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. We and any future licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. The legal systems in certain countries may also favor state-sponsored companies or companies headquartered in particular jurisdictions over our patents and other intellectual property protection. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
Proceedings to enforce our or any future licensor’s patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and any future licensor’s patents at risk of being invalidated or interpreted narrowly and our and any future licensor’s patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We and any future licensor may not prevail in any lawsuits that we and any future licensor initiates, or that are initiated against us or any future licensor, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.
Litigation may be necessary for us to enforce our patent and proprietary rights and/or to determine the scope, coverage and validity of others’ proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, unenforceability, re-examination and opposition proceedings against our patents. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require or a competitor may have already obtained an exclusive license to such technology in all fields. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In some cases, the outcome of litigation may be to enjoin us from commercializing a patent protected technology. We could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.
In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail.
Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in the life sciences market and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may assert that we are employing our proprietary technology without authorization. We are aware that there are issued third party patents that are in the general proteomics field. Specifically, we are aware of various U.S. patents and U.S. non-provisional applications assigned to Washington University and the National Institute of Health, with claims directed to characterizing and identifying a polypeptide strand.
In addition, our competitors and others may have patents or may in the future obtain patents and may claim that use of our products infringes these patents. As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing or preventing our entry into such markets, or as a means to extract substantial license and royalty payments from us.
Issued patents covering our products could be found invalid or unenforceable if challenged.
Our owned and any future licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or any future licensor initiates legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that such patent covering our products, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including, but not limited to, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which us, any future licensor, our patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection for our products and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property or develop or commercialize current or future products.
We may not be aware of all third-party intellectual property rights potentially relating to our products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions, that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States in the last decade allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our Nautilus Platform, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academic and industry scientific positions.
In addition to pursuing patents on our technology, we takes steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market, business, financial condition, results of operations and prospects.
Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had wrongfully obtained and was using our trade secrets, it would be expensive and time-consuming, it could distract our personnel, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.
We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Competitors or third parties could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, develop their own competitive technologies that fall outside the scope of our intellectual property rights or independently develop our technologies without reference to our trade secrets. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could materially and adversely affect our business, financial condition, results of operations and prospects.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or any future licensor may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property. For example, us or any future licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, software development, and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. Litigation may be necessary to defend against claims challenging ownership or inventorship of our or any future licensor’s ownership of our patents, trade secrets or other intellectual property. If we or any future licensor fails in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our Nautilus Platform, including our software, workflows, consumables and reagent kits. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture or commercialization of our products and technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to protect and enforce our trademarks and trade names or build name recognition in our markets of interest thereby harming our competitive position.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third-party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.
Patent terms may be inadequate to protect our competitive position on our Nautilus Platform for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which could have a material adverse effect on our business, financial condition and results of operations.
Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we may rely on any future licensor to pay these fees due to the U.S. and non-U.S. patent agencies and to take the necessary action to comply with these requirements with respect to any future licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed trade secrets of our former employers.
We have employed and expect to employ individuals who were previously employed at universities or other companies, including, for example, our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. Any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with advisors, contractors and consultants. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have pre-existing or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Furthermore, we or any future licensor may in the future be subject to claims by former or current employees, consultants or other third parties asserting an ownership right or inventorship in our owned, or any future licensed, patents or patent applications. For example, our Founder and Chief Scientist is employed by Stanford University and a member of the Stanford Cancer Institute. Stanford University and the Stanford Cancer Institute may assert an ownership right in any of our owned patents or patent applications. We may have other consultants that are or have been employed by third parties, which may assert an ownership right in any of our owned patents or patent applications. In addition, we are aware that we might not be able to obtain ownership of or seek a license to any intellectual property developed during a research collaboration with a third party. An adverse determination in any such proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology, without payment to us, or could limit the duration of the patent protection covering our technology and products. Such challenges may also result in our inability to develop, manufacture or commercialize our products without infringing third-party patent rights. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products or technologies, including our Nautilus Platform. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, or greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of products or technologies and affect the margins on our products. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product. We may not be able to obtain necessary licenses to patents or patent applications, and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensor fails to abide by the terms of the license or fails to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable.
Our use of open source software and failure to comply with the terms of the underlying open source software licenses could impose limitations on our ability to commercialize our products and provide third parties to our proprietary software.
Our products utilize open source software that contain modules licensed for use from third-party authors under open source licenses. In particular, some of the software may be provided under license arrangements that allow use of the software for research or other noncommercial purposes. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using the open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to release the source code of our proprietary software to the public for free. This would allow our competitors and other third parties to create similar products with less development effort and time and ultimately could result in a loss of our product sales and revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology platform and systems.
Although we review and monitors our use of open source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and proprietary software. Moreover, we cannot assure investors that our processes for monitoring and controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be subject to damages, required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to products and technologies we may develop or may be able to utilize similar technologies that are not covered by the claims of the patents that we own or licenses now or in the future;
•we, or any future licensor(s), might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or any future licensor(s), might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or future licensed intellectual property rights;

•it is possible that our pending patent applications or those that we may license or own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•We may choose not to file a patent for certain trade secrets or know-how, and a third party may independently derive, use, commercialize, publish or patent such intellectual property.
Should any of these events occur, they could materially adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Regulatory and Legal Compliance Matters
Although our products currently are not labeled or intended for any use which would subject us to regulation by the FDA or other regulatory authorities, if we elect to label and promote any of our products as clinical or medical device products, we would be subject to regulation in the future and would be required to obtain prior approval or clearance by the FDA or other regulatory authorities, which could take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.
Our products are currently labeled and promoted, and are, and in the near-future will be, sold primarily to research companies and academic and research institutions as research use only (“RUO”) products, and are not currently intended to be used, for clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k) application, and some of the requirements of the FDA’s Quality System Regulations (the “QSRs”), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.
In addition, we may in the future submit 510(k) premarket notification applications to the FDA to obtain FDA clearance of certain of our products on a selective basis. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome premarket application, such as a premarket approval application (“PMA”) or a de novo application is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It can take a significant amount of time to prepare and submit a 510(k) application, including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products for which we choose to market as a medical device or a clinical diagnostic device. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we request or that we believe are important or commercially attractive.

There can be no assurance that future products for which we may seek premarket clearance or approval will be cleared or approved by the FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable premarket clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in our failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.
If we sought and received regulatory clearance or approval for certain of our products, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our development and manufacturing operations. In addition, we may be required to obtain a new 510(k) clearance before we could introduce subsequent modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Once the Brexit transition period ends, for medical device products we intend to market in the U.K., we will be subject to regulatory requirements of the Medicines and Healthcare products Regulatory Agency (the “MHRA”). These foreign regulations and any future requirements that may be implemented by regulatory authorities will increase the difficulty of obtaining and maintaining regulatory approvals and compliance in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances or certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
Our products could become subject to government regulation as medical devices by the FDA and other regulatory agencies even if we do not elect to seek regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business. If our products become subject to FDA regulation, the regulatory clearance or approval and the maintenance of continued and post-market regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and in outcome.
We do not currently expect our Nautilus Platform to be subject to the clearance or approval of the FDA, as it is not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our current or products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use. While the FDA has traditionally exercised enforcement discretion with LDTs, the FDA could take the view that our sale of our RUO labeled products were made with the knowledge that the products will be used as medical devices, and could therefore subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. Recently, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (the “HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and the FDA will impact the industry, including our business and that of our customers. Such HHS measure may compel the FDA to formalize earlier enforcement discretionary policies and informal guidance through notice-and-comment rulemaking, impose further restrictions on LDTs, and/or regulate biospecimen sample collection products distributed by laboratories as separate medical devices subject to FDA regulation independent from LDT regulation. HHS’ rescission policy may change over time. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, the Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.
Additionally, on November 25, 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” This guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. This guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution, marketing and promotional practices indicate that the manufacturer knows its products are, or intends for its products to be, used for clinical diagnostic purposes. These circumstances may include written or verbal sales and marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications.
We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations imposing obligations on how we collect, store and processes personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base, and thereby decrease our revenue.
In the ordinary course of our business, we currently, and, in the future, will, collect, store, transfer, use or process sensitive data, including personally identifiable information of employees, and intellectual property and proprietary business information owned or controlled by us and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amends and expands the CCPA. While most of the substantive provisions in CPRA will not take effect until 2023 and although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (the “HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act (the “HITECH”), and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.
We are in the process of evaluating compliance needs but do not currently have in place formal policies and procedures related to the storage, collection and processing of information, and has not conducted any internal or external data privacy audits, to ensure our compliance with all applicable data protection laws and regulations. Additionally, we do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security, or could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and similar laws. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.
If we choose to establish and expand our commercial operations outside of the United States we will need to comply with non-U.S. regulatory requirements, will need to establish and expand business relationships with various third parties, and we will interact more frequently with foreign officials, including regulatory authorities. Expanded programs to maintain compliance with such laws will be costly and may not be effective. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, UK Anti-Bribery Act or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our financial condition and results of operations.
Environmental and health safety laws may result in liabilities, expenses and restrictions on our operations. Failure to comply with environmental laws and regulations could subject us to significant liability.
Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. Our research and development operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Using hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling or disposal of hazardous materials. If we or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our business, financial condition and results of operations. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and noncompliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

Our employees, independent contractors, consultants, commercial partners, distributors and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, distributors, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with applicable FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent such misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending our self or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
Risks Related to our Operations
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.
We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, our information technology systems, and those of our vendors and partners, are potentially vulnerable to data security breaches, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.
In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA will modify the California Consumer Privacy Act significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the E.U.) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Common Stock.
The cost of protecting against, investigating, mitigating and responding to potential breaches of our information technology systems and data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be unable to manage our anticipated growth effectively.
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of June 30, 2021, we had 89 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus Platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
Further, our anticipated growth will place additional strain on our suppliers and manufacturing facilities, resulting in an increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As we continue to grow, we will be required to implement more complex organizational management structures and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
If we are unable to recruit and retain key executives and scientists, we may be unable to achieve our goals.
Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Sujal Patel, one of our founders and our Chief Executive Officer, and Parag Mallick, one of our founders and our Chief Scientist.
The loss of the services of any member of our senior management or our scientific or technical staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. We do not maintain fixed term employment contracts with any of our employees and do not maintain key man life insurance on any of our employees.
In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees, particularly, senior scientists and engineers. To expand our research and product development efforts, we need additional people skilled in areas such as molecular and cellular biology, biochemistry, surface chemistry, software, bioinformatics, assay development, mechanical engineering, electrical engineering, optics, fluidics and manufacturing. Competition for these people is intense. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our Nautilus Platform or future products, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of our management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.
We have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.
The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and are expected to continue to materially and adversely impact, our business and operations.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at our suppliers in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on. For instance, “stay-at-home” orders were imposed in California, where our primary research and development facility is located, and in Washington state, where our primary corporate facility is located, that required reductions in capacity or shutdowns of businesses as well as the implementation of social distancing protocols and other plans and measures. During March and April of 2020, the volume of ongoing lab work was reduced, and only critical program work in the lab continued with staggered lab employee work shifts to minimize risk of exposure to COVID-19, which has and may continue to disrupt or delay our ability to conduct development activities. Additionally, our suppliers have also been impacted by the COVID-19 pandemic. For example, we have experienced some supply disruptions due to the pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents.
To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as workplace safety measures, our product development may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.
While we are currently in the development stage, we expect that substantially all of our revenue will be derived from sales of our Nautilus Platform, including our instruments and consumables, to biopharmaceutical companies and academic and research institutions. As we leave the development stage and enter the next stage of our commercialization plan, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, will become increasingly important to the adoption of our Nautilus Platform. All of these considerations are impacted by factors beyond our control, such as:
•disruptions in the supply chains of entities providing important services and products to our Nautilus Platform;
•reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables as a result of such shutdowns and delays before re-opened laboratories and institutions resume previous levels of research activities that require new purchases of our instruments or consumables;
•decreases in government funding of research and development; and
•changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research, changes that have the effect of increasing the length of the funding process or the impact of the COVID-19 pandemic on our customers and potential customers and their funding sources.
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely and could worsen over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While we do not yet know the full extent of potential impacts on our business, any of these occurrences could significantly harm our business, results of operations and financial condition.
Unfavorable U.S. or global economic conditions as a result of the COVID-19 pandemic, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus Platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

If our facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
Our Seattle, Washington, facility houses our corporate executive team and our software development operations, while our San Carlos, California facility houses our research and development team.
Our facilities in Seattle and San Carlos are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, and catastrophic events. For example, our San Carlos facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Carlos facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.
If our research and development program or planned commercialization program were disrupted by a disaster or catastrophe, the launch of new products, including our Nautilus Platform, and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
Our research and development processes involve the controlled use of hazardous materials, including select chemicals that may be flammables, toxic or corrosives. We do not currently have research processes involving biohazard materials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. In addition, our Nautilus Platform involves the use of a high-powered laser system, which could result in injury. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages and suspension of our operations.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $21.3 million, which if not utilized will expire in 2037 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in our ownership. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, the future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
Risks Related to Our Common Stock
An active trading market for Our Common Stock may never develop or be sustained.
Prior to the Business Combination, there was no public trading market for Legacy Nautilus’ Common Stock. Although our Common Stock is listed on the Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity. If an active trading market does not develop, or develops but is not maintained, you may have difficulty selling any of our Common Stock due to the limited public float. We cannot predict the prices at which our Common Stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our Common Stock may fall. Accordingly, we cannot assure you of your ability to sell your shares of our Common Stock when desired or at prices at or above the price you paid for your shares or at all.
The market price of our Common Stock may be volatile, which could result in substantial losses for investors.
The trading price of our Common Stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.
The market price of our Common Stock may fluctuate due to a variety of factors, including:
•the timing of the launch and commercialization of our products and degree to which such launch and commercialization meets the expectations of securities analysts and investors;
•actual or anticipated fluctuations in our operating results, including fluctuations in our quarterly and annual results;
•operating expenses being more than anticipated;
•the failure or discontinuation of any of our product development and research programs;
•changes in the structure or funding of research at academic and research laboratories and institutions, including changes that would affect their ability to purchase our instruments or consumables;
•the success of existing or new competitive businesses or technologies;
•announcements about new research programs or products of our competitors;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•litigation and governmental investigations involving us, our industry or both;
•regulatory or legal developments in the United States and other countries;
•volatility and variations in market conditions in the life sciences technology sector generally, or the proteomics or genomics sectors specifically;
•investor perceptions of us or our industry;
•the level of expenses related to any of our research and development programs or products;

•actual or anticipated changes in our estimates as to our financial results or development timelines, variations in our financial results or those of companies that are perceived to be similar to us or changes in estimates or recommendations by securities analysts, if any, that cover our Common Stock or companies that are perceived to be similar to us;
•whether our financial results meet the expectations of securities analysts or investors;
•the announcement or expectation of additional financing efforts;
•sales of our Common Stock by us or by our insiders or other stockholders;
•the expiration of market standoff or lock-up agreements;
•general economic, industry and market conditions; and
•the COVID-19 pandemic, natural disasters or major catastrophic events.
Recently, stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, particularly in light of the current COVID-19 pandemic. Broad market and industry factors may seriously affect the market price of our Common Stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our Common Stock. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our Common Stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq
If Nasdaq delists our shares of Common Stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of new and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of June 30, 2021, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 67.5% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

A significant portion of our total outstanding shares of Common Stock are restricted from immediate resale in connection with the closing of the Business Combination but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.
As of the completion of the Business Combination, (i) the Nautilus stockholders (excluding Perspective Life Sciences Master Fund Ltd, a Cayman Islands exempted company (the “Perceptive PIPE Investor”), and ARYA Sciences Holdings III, a Cayman Islands exempted limited company (the “Sponsor”)) owned, collectively, approximately 66.4% of our outstanding Common Stock, (ii) ARYA’s initial shareholders, the Sponsor and the Perceptive PIPE Investor owned approximately 10.2% of our outstanding Common Stock and (iii) the PIPE Investors other than the Perceptive PIPE Investor owned approximately 11.7% of our outstanding Common Stock.
Pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”) and our Bylaws, subject to certain exceptions, ARYA’s initial shareholders, the Sponsor, the Perceptive PIPE Investor and the Nautilus stockholders are restricted from selling or transferring any shares of our Common Stock for a period of 180 days from the closing of the Business Combination. However, these shares of Common Stock may be sold after the expiration of the respective applicable lock-up under the Registration Rights and Lock-Up Agreement and the Bylaws, as applicable. Pursuant to the Registration Rights and Lock-Up Agreement and the Subscription Agreements, we are required to file one or more registration statements to provide for the resale of the shares issued in the PIPE Financing and the shares of our Common Stock held by the parties to the Registration Rights and Lock-Up Agreement. As restrictions on resale end and these registration statements are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.
You should not rely on an investment in our Common Stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our Common Stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, any future credit facility or financing we obtain may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Accordingly, investors must rely on sales of our Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our Common Stock.
Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum (an “Alternative Forum Consent”), the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or bylaws (each, as may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, except for any claim as to which the court does not have jurisdiction over an indispensable party to that claim. The foregoing shall not apply to any claims under the Exchange Act or the Securities Act of 1933, as amended (the

“Securities Act”). In addition, unless we give an Alternative Forum Consent, the federal district courts of the United States shall be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to the exclusive forum provisions described above. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder without the approval of holders of 66 2/3% of the voting power of our stockholders other than the interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause by the affirmative vote of holders of at least two-thirds of the voting power of our then outstanding capital stock;
•certain amendments to our certificate of incorporation require the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
•any stockholder-proposed amendment to certain provisions of our bylaws require the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
•our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;
•only the chair of our board of directors, our chief executive officer, our president or a majority of our board of directors are authorized to call a special meeting of stockholders;

•certain litigation against us can only be brought in Delaware;
•our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established by our Board and shares of which may be issued, without the approval of the holders of our capital stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These anti-takeover defenses could discourage, delay, or prevent a transaction involving our change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock.
General Risk Factors
We will incur significant increased costs and management resources as a result of operating as a public company.
As a public company, we will incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we will bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the SOX, and the related rules and regulations implemented by the SEC and The Nasdaq Stock Market LLC, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. The share price of our Common Stock may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, the share price of our Common Stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, the share price or trading volume of our Common Stock could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Portions of the information required by this Item 2 is contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2021.
Plan-Related Issuances
On June 21, 2021, we issued (i) 26,459 shares of our common stock upon the exercise of options granted under our 2017 Equity Incentive Plan (“2017 Plan”) at an exercise price of $0.43 per share and (ii) 22,676 shares of our common stock upon the exercise of options granted under the 2017 Plan at an exercise price of $1.14 per share. On August 5, 2021, we issued 7,402 shares of our common stock upon the exercise of options granted under the 2017 Plan at an exercise price of $1.14 per share These issuances were deemed to be exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Business Combination Agreement, dated as of February 7, 2021, by and among ARYA Sciences Acquisition Corp III, Mako Merger Sub, Inc., and Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
3.2	Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.2	Form of Amended and Restated Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.3+	Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.4+	Nautilus Biotechnology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.5+	Forms of Stock Option Agreement under the Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Proxy Statement/Prospectus).
10.6+	Form of Restricted Stock Unit Agreement under the Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Proxy Statement/Prospectus).
10.7+	Form of Restricted Stock Award Agreement under the Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Proxy Statement/Prospectus).
10.8+	Nautilus Biotechnology, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.11 to the Proxy Statement/Prospectus).
10.9+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Sujal Patel (incorporated by reference to Exhibit 10.12 to the Proxy Statement/Prospectus).
10.10+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Anna Mowry (incorporated by reference to Exhibit 10.13 to the Proxy Statement/Prospectus).
10.11+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Subra Sankar (incorporated by reference to Exhibit 10.15 to the Proxy Statement/Prospectus).
10.12+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Nick Nelson (incorporated by reference to Exhibit 10.14 to the Proxy Statement/Prospectus).
10.13+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Parag Mallick (incorporated by reference to Exhibit 10.16 to the Proxy Statement/Prospectus).
10.14+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Matt Murphy (incorporated by reference to Exhibit 10.17 to the Proxy Statement/Prospectus).
10.15+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Sujal Patel (incorporated by reference to Exhibit 10.18 to the Proxy Statement/Prospectus).
10.16+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Anna Mowry (incorporated by reference to Exhibit 10.19 to the Proxy Statement/Prospectus).
10.17+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Subra Sankar (incorporated by reference to Exhibit 10.21 to the Proxy Statement/Prospectus).
10.18+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Nick Nelson (incorporated by reference to Exhibit 10.20 to the Proxy Statement/Prospectus).
10.19+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Parag Mallick (incorporated by reference to Exhibit 10.22 to the Proxy Statement/Prospectus).
10.20+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Matt Murphy (incorporated by reference to Exhibit 10.23 to the Proxy Statement/Prospectus).
10.21	Form of New Nautilus Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Proxy Statement/Prospectus).

10.22+	Nautilus Biotechnology, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Proxy Statement/Prospectus).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
__________________
* Filed herewith.
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Nautilus Biotechnology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS BIOTECHNOLOGY, INC.

Date: August 10, 2021	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)