Form 10-Q
period 2021-09-30
Nautilus Biotechnology, Inc.
filed 2021-11-02
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-39434
NAUTILUS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware		98-1541723
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2701 Eastlake Avenue East Seattle, Washington		98102
(Address of principal executive offices)		(Zip Code)
(206) 333-2001
(Registrant's telephone number, including area code)
425 Pontius Ave N, Ste 202
Seattle, Washington 98109
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 31, 2021, the registrant had 124,166,776 shares of common stock, $0.0001 par value per share, outstanding.

NAUTILUS BIOTECHNOLOGY, INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		iii

Item 1.	Financial Statements

	Condensed Consolidated Financial Statements (Unaudited)	iii

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	74

SIGNATURES		75

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
•our ability to recognize the anticipated benefits of the Business Combination (as defined in Part I, Item I, Note 1, “Description of Business and Basis of Presentation,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q), which may be affected by, among other things, competition, our ability to grow and manage future growth effectively, and our ability to retain our key employees;
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
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of September 30, 2021 and December 31, 2020 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$190,241	$36,607
Short-term investments	157,104	40,135
Prepaid expenses and other current assets	4,877	917
Total current assets	352,222	77,659
Property and equipment, net	2,046	1,371
Operating lease right-of-use assets	3,685	4,842
Long-term investments	26,627	—
Other long term assets	767	1,139
Total assets	$385,347	$85,011
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,498	$470
Accrued expenses and other liabilities	2,397	1,069
Current portion of operating lease liability	314	1,479
Total current liabilities	4,209	3,018
Operating lease liability, net of current portion	3,291	3,296
Total liabilities	7,500	6,314
Commitments and contingencies (Note 10)

Redeemable convertible preferred stock:
Series Seed redeemable convertible preferred stock - par value $0.0001, 0 and 13,174,805 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation preference of $0 and $7,263 as of September 30, 2021 and December 31, 2020, respectively)	—	5,494
Series A redeemable convertible preferred stock - par value $0.0001, 0 and 16,836,436 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation preference of $0 and $27,200 as of September 30, 2021 and December 31, 2020, respectively)	—	27,067
Series B redeemable convertible preferred stock - par value $0.0001, 0 and 22,527,535 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 22,164,724 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation preference of $0 and $76,060 as of September 30, 2021 and December 31, 2020, respectively)	—	75,857

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 200,000,000 and 0 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 98,672,620 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 124,166,776 and 33,069,513 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12	1
Additional paid-in capital	441,795	600
Accumulated other comprehensive (loss) income	(9)	3
Accumulated deficit	(63,951)	(30,325)
Total stockholders’ equity (deficit)	377,847	(29,721)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$385,347	$85,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses
Research and development	$8,244	$3,317	$19,459	$8,538
General and administrative	6,324	710	14,223	1,886
Total operating expenses	14,568	4,027	33,682	10,424
Other income (expense), net	64	49	56	157
Net loss	$(14,504)	$(3,978)	$(33,626)	$(10,267)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.13)	$(0.47)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,114,893	29,963,812	71,062,172	28,208,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(14,504)	$(3,978)	$(33,626)	$(10,267)
Other comprehensive (loss) income:
Unrealized gain (loss) on securities available-for-sale	1	—	(12)	9
Total other comprehensive income (loss)	1	—	(12)	9
Comprehensive loss	$(14,503)	$(3,978)	$(33,638)	$(10,258)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

Three Months Ended September 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2021	—	$—	—	$—	—	$—	124,094,390	$12	$439,489	$(10)	$(49,447)	$390,044
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	72,386	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,248	—	—	2,248
Other comprehensive income	—	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	(14,504)	(14,504)
Balances at September 30, 2021	—	$—	—	$—	—	$—	124,166,776	$12	$441,795	$(9)	$(63,951)	$377,847

Three Months Ended September 30, 2020	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at June 30, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	32,959,541	$1	$253	$16	$(20,995)	$(20,725)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	86,918	—	28	—	—	28
Stock-based compensation expense	—	—	—	—	—	—	—	—	59	—	—	59
Net loss	—	—	—	—	—	—	—	—	—	—	(3,978)	(3,978)
Balances at September 30, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,046,459	$1	$340	$16	$(24,973)	$(24,616)

Nautilus Biotechnology, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

Nine Months Ended September 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$600	$3	$(30,325)	$(29,721)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	137,389	—	104	—	—	104
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)	(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	38,721,137	4	327,276	—	—	327,280
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,404	—	—	5,404
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(33,626)	(33,626)
Balances at September 30, 2021	—	$—	—	$—	—	$—	124,166,776	$12	$441,795	$(9)	$(63,951)	$377,847

Nine Months Ended September 30, 2020	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2019	13,174,805	$5,494	16,836,436	$27,067	—	$—	32,932,218	$1	$189	$7	$(14,706)	$(14,509)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	114,241	—	32	—	—	32
Issuance of redeemable convertible preferred stock, net of issuance costs of $0.2 million	—	—	—	—	22,164,724	75,857	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	119	—	—	119
Other comprehensive income	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	(10,267)	(10,267)
Balances at September 30, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,046,459	$1	$340	$16	$(24,973)	$(24,616)
(1)    The shares of the Company’s common and redeemable convertible preferred stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(33,626)	$(10,267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	756	516
Stock-based compensation	5,404	119
Net amortization of premiums on securities	190	179
Amortization of operating lease right-of-use assets	1,217	1,232
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,860)	(318)
Accounts payable	887	57
Accrued expenses and other liabilities	1,533	399
Operating lease liability	(1,223)	(1,186)
Net cash used in operating activities	(28,722)	(9,269)
Cash flows from investing activities
Proceeds from sale and maturities of securities	40,000	15,001
Purchases of securities	(183,745)	(68,359)
Purchases of property and equipment	(1,283)	(617)
Net cash used in investing activities	(145,028)	(53,975)
Cash flows from financing activities
Net proceeds from reverse recapitalization and PIPE financing	335,409	—
Payments of deferred offering costs	(8,129)	—
Proceeds from exercise of stock options	104	32
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	75,857
Net cash provided by financing activities	327,384	75,889
Net increase in cash, cash equivalents and restricted cash	153,634	12,645

Cash, cash equivalents and restricted cash at beginning of period	37,219	595
Cash, cash equivalents and restricted cash at end of period	$190,853	$13,240

Supplementary cash flow information on non-cash activities
Acquisitions of property and equipment included in accounts payable	$213	$135
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$108,418	$—
Deferred offering costs reclassified to equity	$8,129	$—
Modification to reduce right-of-use assets and lease liability	$3,535	$—
Right-of-use assets obtained in exchange for operating lease liability	$3,595	$—
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
In addition, in conjunction with the completion of the Business Combination, certain investors (“PIPE Investors”) subscribed for the purchase of an aggregate of 20,000,000 shares of common stock of the Company (“New Nautilus Common Stock”) at a price of $10.00 per share for aggregate gross proceeds of $200.0 million (“PIPE Financing”).
Please refer to Note 3 “Reverse Recapitalization” for further details of the Business Combination.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. The accompanying financial statements are consolidated for the three and nine months ended September 30, 2021 and include the accounts of Nautilus Biotechnology, Inc. (i.e. former ARYA) and its wholly-owned subsidiary, Legacy Nautilus, following the Reverse Recapitalization as further discussed in Note 3 “Reverse Recapitalization.” All other accompanying financial statements as of December 31, 2020 and for the three and nine months ended September 30, 2020 include only the accounts of Legacy Nautilus. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and the related notes included in the Company’s Final Prospectus filed with the SEC on August 6, 2021 pursuant to Rule 424(b) under the Securities Act relating to the Registration Statement on Form S-1 (File No. 333-258100). The information as of December 31, 2020 included on the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
necessary for a fair statement of the Company’s financial position as of September 30, 2021 and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2021, the Company had an accumulated deficit of $64.0 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. The Company had cash, cash equivalents, and short-term investments of $347.3 million as of September 30, 2021. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of the date on which these condensed consolidated financial statements were available to be issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required from outside sources, the Company may not be able to raise in on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot accurately be predicted at this time, such as the extent and effectiveness of containment and mitigation actions, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely affect the Company’s ability to access capital markets in the future. Furthermore, the impact of the COVID-19 pandemic could adversely impact the Company’s cash flows and operations and delay the Company’s research and development activities.

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
While the Company has developed and continues to develop plans to help mitigate the potential negative impact of COVID-19, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of its efforts. Accordingly, it is not possible for the Company to predict the duration and ultimate extent to which this will affect its business, future results of operations, and financial condition at this time.
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
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in U.S. Treasury securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
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

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
The Company classifies its investments as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments sold prior to maturity, the cost of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net in the condensed consolidated statement of operations.
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
Offering Costs
Specific incremental costs (i.e. consisting of legal, accounting and other fees and costs) directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all of the costs are expensed. Offering costs capitalized as of December 31, 2020 were $0.2 million and are included within Other long term assets on the Company’s condensed consolidated balance sheets. There were no deferred offering costs capitalized as of September 30, 2021.
Leases
The Company determines if an arrangement includes a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company's condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of the lease payments as the Company's leases generally do not provide an implicit rate. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred, less any lease incentives received. Certain of the Company's leases include renewal options which allow the Company to, at its election, renew or extend the lease for a fixed or indefinite period of time. These renewal periods are included in the lease terms when the Company is reasonably certain the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term when leases are operating leases. If finance lease, expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases and to account for the lease and non-lease components as a single lease component. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity (deficit) that, under U.S. GAAP are excluded from net loss. For the three and nine months ended September 30, 2021 and 2020, unrealized gains and losses on debt securities were included as components of comprehensive loss.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. This ASU is effective for the Company for its fiscal year ending December 31, 2023. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. This ASU is effective for the Company for its fiscal year ending December 31, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company is in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its condensed consolidated financial statements.
3.Reverse Recapitalization
On June 9, 2021, Mako Merger Sub merged with Legacy Nautilus, with Legacy Nautilus surviving as the surviving company and as a wholly-owned subsidiary of ARYA.
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
The Business Combination is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on Legacy Nautilus stockholders comprising a relative majority of the voting power of Nautilus and having the ability to nominate the members of the Board, Legacy Nautilus’s operations prior to the acquisition comprising the only ongoing operations of Nautilus, and Legacy Nautilus’s senior management comprising a majority of the senior management of Nautilus. Under this method of accounting, ARYA is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Nautilus represent a continuation of the financial statements of Legacy Nautilus with the Business Combination being treated as the equivalent of Nautilus issuing stock for the net assets of ARYA, accompanied by a recapitalization. The net assets of ARYA are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
to the Business Combination are presented as those of Nautilus. All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.
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

4.Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of September 30, 2021 and December 31, 2020:

(in thousands)		Gross Unrealized			Reported as:
September 30, 2021	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$33,874	$—	$—	$33,874	$33,874	$—	$—
U.S. treasury securities	15,208	9	—	15,217	—	5,067	10,150
Total Level 1	49,082	9	—	49,091	33,874	5,067	10,150
Level 2
Commercial paper	301,560	7	(15)	301,552	156,367	145,185	—
Corporate debt securities	14,342	—	(3)	14,339	—	6,852	7,487
Agency bonds	8,997		(7)	8,990	—	—	8,990
Total Level 2	324,899	7	(25)	324,881	156,367	152,037	16,477
Total Level 1 and Level 2	$373,981	$16	$(25)	$373,972	$190,241	$157,104	$26,627

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)

(in thousands)		Gross Unrealized			Reported as:
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$36,607	$—	$—	$36,607	$36,607	$—	$—
U.S. treasury bills	40,132	4	(1)	40,135	—	40,135	—
Total Level 1	$76,739	$4	$(1)	$76,742	$36,607	$40,135	$—
Contractual maturities of short-term investments as of September 30, 2021 and December 31, 2020 are due in one year or less. Contractual maturities of long-term investments as of September 30, 2021 are due after 1 year through 2 years.
5.Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Laboratory equipment	$3,623	$2,256
Leasehold improvements	176	169
Furniture, fixtures and office equipment	126	126
Computer hardware	115	105
	4,040	2,656
Less: Accumulated depreciation	(2,041)	(1,285)
Total	1,999	1,371
Construction in progress	47	—
Property and equipment, net	$2,046	$1,371
The Company recorded depreciation expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, which was primarily allocated to research and development expense.

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
Other Long Term Assets
Other long term assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Restricted cash	$612	$612
Deposits	155	315
Deferred offering costs	—	212
Total	$767	$1,139
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Employee compensation	$1,250	$484
Accrued professional and consulting fees	615	452
Other	532	133
Total	$2,397	$1,069
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$190,241	$36,607
Restricted cash included in other long term assets	612	612
Total	$190,853	$37,219
6.Redeemable Convertible Preferred Stock
On June 9, 2021, upon the closing of the Business Combination (as defined in Note 1 and further described in Note 3), all of the outstanding redeemable convertible preferred stock was converted to New Nautilus Common Stock pursuant to the Exchange Ratio effective immediately prior to the Business Combination and the remaining amount was reclassified to additional paid-in capital. As of September 30, 2021 the Company had no issued and outstanding Preferred Stock shares.
7.Common Stock
On June 9, 2021, the Business Combination (as defined in Note 1 and further described in Note 3) was consummated and the Company issued 38,721,137 shares for an aggregate purchase price of $327.3 million, net of issuance costs of $8.1 million. Immediately following the Business Combination, there were 124,045,255 shares of Common Stock outstanding. The holder of each share of Common Stock is entitled to one vote.
The Company has retroactively adjusted the shares issued and outstanding prior to June 9, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of Common Stock into which they were converted into.
In June 2021, pursuant to the Business Combination, the Company amended its certificate of incorporation to increase the number of authorized common stock shares to 1,000,000,000 shares. There were 124,166,776 shares issued and outstanding as of September 30, 2021.

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
Common Stock Warrants
In connection with a term loan that the Company entered into during fiscal year 2017, 63,491 common stock warrants were issued to the lender, and recorded at fair value within additional paid-in capital in stockholders’ equity (deficit). Fair value was determined using the Black-Scholes Option Pricing Model. There were no common stock warrants issued during the three and nine months ended September 30, 2021 and 2020. During the three months ended June 30, 2021, all common stock warrants were net exercised and the Company issued 62,722 Common Stock shares to the lender.
Common stock warrants as of December 31, 2020 were as follows:

	December 31, 2020
	Outstanding Warrants
	Number of Warrants	Exercise Price	Expiration Date
Common stock	63,491	$0.12	9/7/2027
Total outstanding common stock warrants	63,491
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	September 30, 2021	December 31, 2020
Stock options issued and outstanding	8,316,886	5,145,547
Shares available for grant under 2021 Equity Incentive Plan	14,850,960	—
Shares available for grant under 2021 Employee Stock Purchase Plan	1,244,900	—
Convertible preferred stock	—	52,175,965
Common stock warrants outstanding	—	63,491
Shares available for grant under 2017 Equity Incentive Plan	—	2,349,673
Total shares of common stock reserved	24,412,746	59,734,676
The shares of the Company’s common, redeemable convertible preferred stock, common stock warrants and shares available for grant, prior to the Business Combination (as defined in Note 1 and further described in Note 3) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
8.Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and nine months ended September 30, 2021 and 2020, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax asset.
9.Stock Option Plan and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2021, 14,850,960 and 1,244,900 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
immediately preceding fiscal year. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
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
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.0 - 6.1	5.1 - 6.1	5.5 - 6.6	5.1 - 6.1
Expected volatility	91.6% - 92.7%	92.4% - 94.1%	91.6% - 94.2%	92.4% - 96.5%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	0.91% - 0.96%	0.30% - 0.39%	0.53% - 1.02%	0.30% - 1.44%
Stock price	$7.11 - $9.21	$1.14	$7.11 - $11.16	$0.46 - $1.14
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
Expected volatility: Historically, the Company has been a private company and lacked company‑specific historical and implied volatility information for its shares. Therefore, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards and the Company expects to continue to do so until such time as management has adequate historical data regarding the volatility of the Company’s traded share price.
Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
Fair value of common stock: The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s Board of Directors. Because there has been no public market for the common stock, the Board of Directors has determined the fair value of the common stock at the time of grant of the option by contemporaneous valuations performed by an unrelated third-party valuation firm as well as a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the implied equity value of the Company as contemplated by the Business Combination, the lack of liquidity of capital stock and general and industry specific

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
economic outlook, among other factors. The fair value of common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the completion of the Business Combination (as defined in Note 1 and further described in Note 3) the fair value of the Company’s common stock is determined based on its closing market price.
The awards granted in late January 2021 were granted at the grant date fair value on the date of the grant. The Company’s board of directors made a determination of the fair market value of our common stock which contemplated the implied equity value of the Company per the Business Combination Agreement that was executed on February 7, 2021. For the period following execution of the Business Combination Agreement through September 30, 2021, 1,678,832 shares were granted.
The following table summarizes option award activity during the nine months ended September 30, 2021:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	5,145,547	$0.85
Granted	3,777,917	$9.58
Exercised	(137,389)	$0.76
Forfeited	(469,189)	$5.19
Outstanding as of September 30, 2021	8,316,886	$4.57	8.9	$25,307
Options vested and expected to vest as of September 30, 2021	8,315,299	$4.57
Vested and exercisable at September 30, 2021	1,305,073	$0.66	7.4	$7,295
As of September 30, 2021, there was $28.4 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 3.34 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
The Company’s option award quantities and prices, prior to the Business Combination (as defined in Note 1 and further described in Note 3) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
Restricted Stock
In January 2017, the Company granted 32,652,640 shares of restricted common stock to founders for future services that vest over four years from the date of grant.
Activity with respect to restricted stock during the nine months ended September 30, 2021 was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested, December 31, 2020	569,721	$0.00003
Vested	(569,721)	$0.00003
Unvested, September 30, 2021	—

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$778	$39	$1,941	$68
General and administrative	1,470	20	3,463	51
Total stock-based compensation expense	$2,248	$59	$5,404	$119
10.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2021 as the Company had not yet received the related goods or services. As of September 30, 2021, the Company had open purchase commitments for goods and services of $2.9 million, which are expected to be received through the next 12 months.
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Leases
The Company is obligated under certain non-cancelable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, Menlo Park, California and San Carlos, California. The operating lease in Seattle, Washington expired in April 2021 and continued to be renewed month to month until August 2021. In July 2021, the Company entered into a 7-year non-cancellable operating lease, commencing in August 2021, for an additional office space in Seattle, Washington. Total non-cancellable payments under this lease aggregate $4.5 million through June 2028. In February 2021, the Company amended its existing facility lease contract in San Carlos, California which was executed to shorten the remaining term of the lease (expected to expire in December 2021) and reduce monthly lease payments and was accounted for as a modification. The impact of this modification reduced the operating lease right-of-use asset and lease liability balance as a $3.3 million non-cash adjustment. Additionally, as a result of the remaining lease term being less than a year, the total remaining operating lease liability balance was classified as current. In September 2021, the Company further amended the facility lease contract in San Carlos, California to shorten the remaining term of the lease to expire in October 2021 and was also accounted for as a modification.
In December 2020, the Company entered into a new lease in San Carlos, California for ten years commencing in October 2021 and expiring in October 2031 with total minimum lease payments of $40.7 million. In December 2020, the Company also entered into a temporary office space lease agreement in San Carlos, California which commenced in February 2021 and expired in October 2021 with total minimum lease payments of $1.2 million. The temporary office space lease agreement was recognized as a short-term lease due to the election of the short-term lease measurement and recognition exemption. The operating lease in Menlo Park, California expired in February 2020.
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Fixed operating lease costs	$532	$501	$1,395	$1,596
Variable operating lease costs	7	10	27	76
Short-term lease costs	453	—	1,072	—
Sublease income	—	—	—	(77)
Total lease costs	$992	$511	$2,494	$1,595
For the nine months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $1.2 million and $1.2 million, respectively.
As of September 30, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 6.8 years and 5.8% respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2021:

Lease Obligations
(in thousands)
Three months ending December 31, 2021	$43
2022	624
2023	639
2024	654
2025	668
2026 and thereafter	1,733
Total future minimum lease payments	4,361
Less: Imputed interest	(756)
Total operating lease liabilities	$3,605
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

Nautilus Biotechnology, Inc. Notes to Condensed Financial Statements—(Continued) (Unaudited)
11.Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(14,504)	$(3,978)	$(33,626)	$(10,267)
Denominator:
Weighted average common shares outstanding	124,114,893	33,022,964	71,085,128	32,968,224
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(3,059,152)	(22,956)	(4,759,454)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,114,893	29,963,812	71,062,172	28,208,770
Net loss per share attributable to common stockholders, basic and diluted:	$(0.12)	$(0.13)	$(0.47)	$(0.36)
As a result of the Business Combination, the Company has retroactively adjusted the weighted-average number of shares of Common Stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 3.6281 used to determine the number of shares of New Nautilus Common Stock into which they converted (as described in Note 3). The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	8,316,886	2,291,747
Convertible preferred stock (on an as-converted basis)	—	52,175,965
Unvested restricted common stock	—	2,278,882
Common stock warrants	—	63,491
Total potentially dilutive common share equivalents	8,316,886	56,810,085

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
In order to commercialize our Nautilus] Platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Platform, instruments, and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in the Nautilus Platform, instruments, and consumables to support large-scale commercial production. In connection with our Nautilus Platform, we intend to utilize over 300 complex reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There is no assurance that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $347.3 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $33.6 million during the nine months ended September 30, 2021, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of September 30, 2021, we had an accumulated deficit of $64.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.

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
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with our employees working remotely fully or intermittently as able until August 2021. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
The following table shows our statements of operations for the periods indicated:

	Three Months Ended September 30,		Change ($)	Change (%)
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$8,244	$3,317	$4,927	149%
General and administrative	6,324	710	5,614	791%
Total operating expenses	14,568	4,027	10,541	262%
Other income (expense), net	64	49	15	31%
Net loss	$(14,504)	$(3,978)	$(10,526)	265%
Research and Development Expenses
Research and development expenses were $8.2 million for the three months ended September 30, 2021, compared to $3.3 million for the three months ended September 30, 2020, an increase of $4.9 million, or 149%. The increase was primarily due to a $2.3 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support on-going development of our products, a $1.1 million increase in laboratory supplies and equipment expense and a $0.8 million increase in costs for development services.
General and Administrative Expenses
General and administrative expenses were $6.3 million for the three months ended September 30, 2021, compared to $0.7 million for the three months ended September 30, 2020, an increase of $5.6 million, or 791%. The increase was primarily due to a $2.8 million increase in salaries, related benefits, and stock-based compensation, a $1.2 million increase in professional services, primarily related to audit and legal activities and a $0.8 million increase in insurance costs.

Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 changed primarily due to higher interest income, offset by state franchise taxes incurred, in the three months ended September 30, 2021.
Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
The following table shows our statements of operations for the periods indicated:

	Nine Months Ended September 30,		Change ($)	Change (%)
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$19,459	$8,538	$10,921	128%
General and administrative	14,223	1,886	12,337	654%
Total operating expenses	33,682	10,424	23,258	223%
Other income (expense), net	56	157	(101)	(64)%
Net loss	$(33,626)	$(10,267)	$(23,359)	228%
Research and Development Expenses
Research and development expenses were $19.5 million for the nine months ended September 30, 2021, compared to $8.5 million for the nine months ended September 30, 2020, an increase of $10.9 million, or 128%. The increase was primarily due to a $5.7 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support on-going development of our products, a $2.6 million increase in laboratory supplies and equipment expense, a $1.0 million increase in costs for development services and a $0.6 million increase in facilities cost.
General and Administrative Expenses
General and administrative expenses were $14.2 million for the nine months ended September 30, 2021, compared to $1.9 million for the nine months ended September 30, 2020, an increase of $12.3 million, or 654%. The increase was primarily due to a $6.5 million increase in salaries, related benefits, and stock-based compensation, a $3.0 million increase in professional services, and a $1.0 million increase in insurance costs.
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 changed primarily as a result of state franchise taxes incurred in the nine months ended September 30, 2021.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $33.6 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $64.0 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $347.3 million.
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

Historical Cash Flows
For the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(28,722)	$(9,269)
Net cash used in investing activities	(145,028)	(53,975)
Net cash provided by financing activities	327,384	75,889
Net increase in cash, cash equivalents and restricted cash	$153,634	$12,645
Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $28.7 million, primarily resulting from our operating loss of $33.6 million, offset by non-cash charges aggregating $7.6 million, which primarily included $5.4 million of stock-based compensation and $1.2 million amortization of operating lease right-of-use assets. Net cash used in operating activities was increased by net changes in assets and liabilities aggregating $2.7 million, primarily driven by $3.9 million increase in prepaid expenses and other assets.
During the nine months ended September 30, 2020, net cash used in operating activities was $9.3 million, primarily resulting from our operating loss of $10.3 million, offset by non-cash charges aggregating $2.0 million, which primarily included $1.2 million amortization of operating lease right-of-use assets and depreciation of $0.5 million. Net cash used in operating activities was increased by net changes in assets and liabilities aggregating $1.0 million, primarily driven by $1.2 million decrease in operating lease liability.
Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $145.0 million, primarily resulting from $183.7 million in purchases of securities, partially offset by $40.0 million in proceeds from sale and maturities of securities.
During the nine months ended September 30, 2020, net cash used in investing activities was $54.0 million, primarily resulting from $68.4 million in purchases of securities, partially offset by $15.0 million in proceeds from sale and maturities of securities.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $327.4 million, primarily resulting from $335.4 million in proceeds from the Business Combination and PIPE Financing, partially offset by $8.1 million in payments of deferred offering costs.
During the nine months ended September 30, 2020, net cash provided by financing activities was $75.9 million from proceeds from issuance of convertible preferred stock, net of issuance costs.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations(1)(2)	$4,361	$43	$1,263	$1,322	$1,733
Purchase obligations	2,949	2,949	—	—	—
Total	$7,310	$2,992	$1,263	$1,322	$1,733
__________________
(1)Reflects minimum payments due for office space and laboratory space under our short-term and long-term leases in San Carlos, California and Seattle, Washington.
(2)In December 2020, we entered into a new lease in San Carlos, California for ten years commencing in October 2021 and expiring in October 2031 with total minimum lease payments of $40.7 million. This lease has not commenced as of September 30, 2021, and therefore is not included in the operating lease obligations.

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
Interest Rate Risk
We had cash, cash equivalents, short-term and long-term investments of $374.0 million and $76.7 million as of September 30, 2021 and December 31, 2020, respectively. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income.
A hypothetical 1.00% (100 basis points) relative change in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2021 and December 31, 2020.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus Platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $14.5 million and $33.6 million during the three and nine months ended September 30, 2021, respectively, and net losses of $4.0 million and $10.3 million during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $64.0 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus Platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus Platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our

Nautilus Platform. Additionally, in developing our platform technology, we may rely on co-development partners to assist us in the development of certain component technologies in our platform. These partners may not be successful in delivering these component technologies on time, to our specifications, or at all, which could have an adverse impact on our ability to meet our development timelines, and/or our products level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus Platform to comprehensively measure the human proteome by the end of 2023, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products fail to deliver currently anticipated functionality and levels of performance, if our products are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products and technologies, we may never recognize material revenue and may be unable to continue our operations.
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
As we transition from a company with a focus on research and development to a company capable of supporting manufacturing, these fluctuations may also occur due to a variety of other factors, many of which are outside of our control, including, but not limited to:
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
Based on our current plans, we believe that our available resources and existing cash, cash equivalents and short-term investments, including the net proceeds from the Business Combination and PIPE Financing, will be sufficient to meet our anticipated cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. If our available resources and existing cash and cash equivalents are insufficient to satisfy our liquidity requirements, including because of the realization of other risks described in this Quarterly Report on Form 10-Q, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.
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
We will be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of SOX.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. In August 2020, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (the “HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. Although the Biden administration has not taken affirmative steps to rescind this August 2020 announcement, this 2020 policy statement is no longer posted on the HHS website. Legislative and administrative proposals to amend the FDA’s oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). It is unclear how such action as well as future legislation by federal and state governments and changes in FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, the Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers. If our operations are found to be in violation of any applicable FDA or healthcare laws and regulations, we may be subject to penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain clearance or approvals from the FDA, fees from regulators, fines, significant settlements or judgments, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or other restrictions on our operations, any of which could adversely impact our financial results. Any action against us for an alleged or suspected violation by a private party or governmental agency could cause us to incur significant legal expenses, adversely impact our reputation, and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amends and expands the CCPA. While most of the substantive provisions in CPRA will not take effect until 2023 and although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws that will require ongoing compliance efforts and investment, including Virginia and Colorado. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
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
Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. Our research and development operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Using hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling or disposal of hazardous materials. If we or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our business, financial condition and results of operations. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and noncompliance could result in substantial liabilities, fines and penalties, personal injury and third-

party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 30, 2021, we had 97 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus Platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.

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
As of September 30, 2021, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 67.5% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”) and our Bylaws, subject to certain exceptions, ARYA’s initial shareholders, the Sponsor, the Perceptive PIPE Investor and the Nautilus stockholders are restricted from selling or transferring any shares of our Common Stock for a period of 180 days from the closing of the Business Combination. However, these shares of Common Stock may be sold after the expiration of the respective applicable lock-up under the Registration Rights and Lock-Up Agreement and the Bylaws, as applicable. Pursuant to the Registration Rights and Lock-Up Agreement and the Subscription Agreements, we filed resale registration statements to provide for the resale of the shares issued in the PIPE Financing and the shares of our Common Stock held by the parties to the Registration Rights and Lock-Up Agreement. As restrictions on resale end and these registration statements are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: November 2, 2021	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)