Form 10-K
period 2021-12-31
Nautilus Biotechnology, Inc.
filed 2022-02-24
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________  to  ___________
Commission file number 001-39434

NAUTILUS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1541723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Eastlake Avenue East Seattle, Washington	98102
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (206) 333-2001
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NAUT	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2021, as reported by The Nasdaq Stock Market LLC, was $571 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 124,425,923 shares of common stock as of January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:
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
•our ability to recognize the anticipated benefits of the Business Combination (as defined in Part I, Item 1, in this Annual Report on Form 10-K), which may be affected by, among other things, competition, our ability to grow and manage future growth effectively, and our ability to retain our key employees;
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
Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and market opportunity, including data regarding the estimated size of the market. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.
This Annual Report on Form 10-K contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

Part I
Item 1. Business
BACKGROUND OF BUSINESS COMBINATION
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc., a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp III, a Cayman Islands exempted company and our predecessor company (“ARYA”)), consummated its previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “Business Combination Agreement”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”).
Pursuant to the terms of the Business Combination Agreement, on the Closing Date, (i) ARYA changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which ARYA changed its name to “Nautilus Biotechnology, Inc.” (together with its consolidated subsidiary, the “Company” “New Nautilus” or “Nautilus”) and (ii) Mako Merger Sub merged with and into Legacy Nautilus (the “Merger”), with Legacy Nautilus as the surviving company in the Merger and, after giving effect to such Merger, Legacy Nautilus becoming a wholly-owned subsidiary of New Nautilus.
Upon the Domestication, all of the outstanding Class A and Class B ordinary shares of ARYA were exchanged for an equivalent number of shares of common stock of New Nautilus, par value $0.0001 per share (“Common Stock”). In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of Legacy Nautilus outstanding as of immediately prior to the Effective Time was exchanged for shares of Common Stock of New Nautilus, and (ii) all vested and unvested options to purchase shares of Legacy Nautilus were exchanged for comparable options to purchase shares of Common Stock of New Nautilus.
Concurrently with the execution of the Business Combination Agreement, ARYA entered into Subscription Agreements (each, a “Subscription Agreement”) with certain investors (each, a “PIPE Investor”), pursuant to which the PIPE Investors subscribed for and purchased, and ARYA issued and sold to the PIPE Investors, on the Closing Date immediately prior to the Effective Time, an aggregate of 20,000,000 shares of New Nautilus Common Stock at a price of $10.00 per share (the “PIPE Shares”), for aggregate gross proceeds of $200,000,000 (the “PIPE Financing”). ARYA granted the PIPE Investors certain registration rights in connection with the PIPE Financing. Also concurrently with the execution of the Business Combination Agreement, ARYA entered into the Amended and Restated Registration Rights and Lock-Up Agreement with certain stockholders of ARYA and Legacy Nautilus, which obligated the Company to register the resale of certain shares of our Common Stock issued in connection with the Domestication and the Business Combination.
As of the open of trading on June 10, 2021, the Common Stock of the Company began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “NAUT.”
Unless expressly indicated or the context requires otherwise, the terms “Nautilus,” “New Nautilus,” the “Company,” the “Registrant,” “we,” “us” and “our” in this Form 10-K refer to Nautilus Biotechnology, Inc., the parent entity formerly named ARYA Sciences Acquisition Corp III, after giving effect to the Domestication and the Business Combination, and as renamed Nautilus Biotechnology, Inc., and where appropriate, our wholly-owned subsidiaries (including Legacy Nautilus).
OVERVIEW
We are a development stage life sciences company creating a platform technology for quantifying and unlocking the complexity of the proteome. Our mission is to transform the field of proteomics by democratizing access to the proteome and enabling fundamental advancements across human health and medicine. We were founded on the belief that incremental advancements of existing technologies are inadequate, and that a bold scientific leap would be required to radically reinvent proteomics and revolutionize precision medicine. Our vision is to integrate our breakthrough innovations in computer science, engineering, and biochemistry to develop and commercialize a proteome analysis platform of extreme sensitivity and scale. To accomplish this, we have built a prototype of our proteome analysis system, an instrument to perform massively parallel single protein molecule measurements which will be further developed to deliver the speed, simplicity, accuracy, and versatility that we believe is necessary to establish a new gold standard in the field.
The human proteome, the make-up of all the proteins in a human, is among the most dynamic and valuable sources of biological insight in modern-day science. Unlike the genome, which is largely unchanging throughout an individual’s lifetime, the proteome is an ever-changing source of biological information. Our proteins directly control and determine the functions of our cells, yet we lack the ability to measure all of them with the ease, breadth and sensitivity that is used to measure DNA today. We believe that deep characterization of the proteome will have the potential to unveil an entirely new layer of complexity and valuable biological information that may have significant implications across life sciences, healthcare and drug development. Approximately 95% of FDA-approved drug targets are proteins, and yet today we still lack the ability to routinely read and quantify all of the proteins in our cells, or to fully map the downstream changes and modifications to those proteins which may define their biological function.
By leveraging our novel design coupled with advanced machine learning software, we believe our Nautilus platform, which includes our end-to-end solution comprised of the proteome analysis system, consumables, and software, has the potential to rapidly and reproducibly identify approximately 95% of proteins in a sample from virtually any organism, and could have the ability to detect and map the diverse landscape of modifications on those proteins. We believe that unlocking proteomics has the potential to create a long-term transformation of basic science, translational research, and healthcare.
Current proteomics platforms for broadly quantifying the abundance of proteins within samples generally fall into two classes: affinity-based and mass spectrometry-based methods. For years, these methods have facilitated novel drug development and improved diagnostics. As with most technology platforms however, these also suffer from distinct limitations that make simple, high-throughput, ultra-deep characterization of the proteome challenging. Mass spectrometry approaches have tremendous flexibility and thus have been applied to a wide range of applications, however their use requires a trade-off to be made between either depth or throughput; meaning that a researcher can either look at one sample in a deep analysis or at many samples in a shallow analysis. Additionally, challenges in ease of use and sensitivity have limited the ability of mass spectrometry-based methods from easily, broadly and quickly characterizing the entirety of the proteome. Affinity-based approaches use the binding attraction of antibodies to proteins to capture and measure protein targets in parallel. These technologies can provide greater sensitivity, however this approach is directly dependent on the availability of high quality, highly specific and sensitive affinity reagents, which can limit the scale, reproducibility and accuracy. Consequently, we believe researchers are forced into an unattractive trade-off between the number of samples in a study and the depth and breadth of the analysis. These trade-offs limit researchers’ ability to advance characterization of the proteome to match the current, and highly valuable, characterization of the genome. We believe the limitations of both platforms have prevented progress towards achieving comprehensive proteome and deep proteoform characterization. If detecting and quantifying the complexity of the human proteome were as simple and easy as detecting an entire human genome, we believe a new set of questions could be asked:
•Down to the very low frequencies of expressed proteins, how are healthy tissue cells different from diseased cells?
•What will a comprehensive map of nearly all proteins by organ tissue type tell us about our biology?
•What specific patterns of protein modifications are present in disease, and why?
•What happens to our proteome when we get sick, and how does it change with treatment?
We believe that our Nautilus platform has the potential to position us to answer these questions, and many others that have not previously been possible to fully investigate. Due to the extensive applications and broad potential of large-scale proteomic characterization, we believe the proteomics market is currently among one of the largest untapped opportunities in the biological sciences today. The existing proteomics research market is currently estimated to be approximately $25 billion annual spend as of 2021, made up primarily of mass spectrometry and affinity-based quantification methods. Over the longer-term, the proteomics market is expected to reach approximately $50 billion by 2027, representing a compound annual growth rate, or CAGR, of 12% over the six-year period. Further, we believe there are substantial adjacent opportunities across translational research, drug target discovery, precision medicine development, clinical diagnostics, and other disciplines such as food and environmental science.
We plan to initially target the life sciences proteomics research market and are currently entering the first phase of our product development and commercialization strategy. In this first phase, we are focused on developing partnerships with key biopharma companies and leading academic institutions to create a founding group of collaborators that will gain experience with our technology, jointly publish research using our Nautilus platform, and generally help validate our initial applications. As of the date of filing this Annual Report, we have partnerships with Genentech, Amgen, and The University of Texas MD Anderson Cancer Research Center. In the second phase we plan to launch an early access program to an expanded group of customers. We believe these customers will become important reference sites and key influencers that aid in the market adoption of our Nautilus platform, and will help us build a strong value proposition ahead of full commercial launch. In our third phase of commercialization, we intend to execute a broad commercial launch of our Nautilus platform including the introduction of our proteome analysis system, which is an integrated fluidics and optics system for massively parallel single protein molecule detection, accompanied by consumable reagents and analysis software, in direct sales to customers across academia and industry. The launch of our proteome analysis system is expected to be done with a multi-year product roadmap of system enhancements and new applications designed to help our customers achieve their research objectives and expand the utility of our Nautilus platform. We also plan to leverage our machine learning software to build a data analysis and insights engine that improves over time as we grow our data sources and the analysis learns to deliver better accuracy and identify new potential discoveries. We believe by following this methodical pathway, we can optimize the development of our Nautilus platform, establish a steady flow of validating publications, appropriately scale our operations, deliver exceptional customer experiences, and help ensure we are delivering long term value and revenue growth.
Since inception in 2016, we have worked diligently to secure a strong intellectual property portfolio, and we have successfully filed and obtained numerous key patents. Our management team also brings a unique combination of experiences from the fields of technology and life sciences, with a proven track record of building successful businesses based on novel technology. Our company is a highly interdisciplinary organization, and as of December 31, 2021 we were comprised of approximately 113 employees, with 36 of such employees holding a Ph.D. Our organization is driven by the pursuit of deep, hard science, and our Scientific Advisory Board is comprised of world-renowned scientific leaders that support our vision.

OUR STRENGTHS
•Highly disruptive proteomics technology. Our Nautilus proteome analysis platform is designed to be a disruptive, single protein molecule analysis technology of extreme sensitivity, scale, and ease-of-use. Leveraging a novel system architecture, advanced machine learning and algorithms, we believe our Nautilus platform has the potential to identify substantially all proteins in a sample from almost any organism. We have designed our Nautilus platform technology by substantially reimagining methods of protein analysis, rather than an incremental or evolutionary advancement. We refer to Nautilus’ framework for what we believe to be a fundamentally different approach to protein analysis as Protein Identification by Short-epitope Mapping (PrISM). We believe that the prototype of our Nautilus proteome analysis system has also demonstrated the ability to detect the patterns of modifications made to proteins, while preserving the context of those modifications on the molecule where they exist, a capability that we do not believe is possible with existing affinity-based or shotgun mass spectrometry-based methods.
•Novel end-to-end proteomics detection platform of extreme sensitivity. We aim to be the first commercially available proteomics detection platform technology and end-to-end solution to decode and quantify virtually the entire proteome, including the variations and modifications of proteins. Our Nautilus platform consists of instruments, reagents and software that we believe has the potential to deliver broad proteomic profiling to the market and potentially unlock the vast, dynamic, and valuable biological information contained in the proteome. Not only would this enable us to have a significant technical advantage, but we believe it may also allow us to leverage a diversified revenue model that could be highly recurring in nature. With each instrument sale, there is expected to be an accompanying recurring stream of consumable sales, in addition to service, support and software creating a comprehensive proteomics solution.
•Open and customizable technology platform. Our Nautilus platform is designed to be compatible with a wide variety of affinity binding reagents. We believe that this flexibility allows the system to be ‘tuned’ in response to the profile of binding reagents introduced. With a labeling kit, our system is designed to be able to use a wide range of reagents that have been created by biopharma, academia, or leading commercial affinity reagent manufacturers. It also creates the opportunity to partner with third-parties on the development and supply of affinity reagents. To that end, in the fourth quarter of 2021 we initiated a strategic partnership with Abcam, a world leader in the design and production of assay kits, reagents, and antibodies. This type of development and supply agreement is expected to provide Nautilus with antibodies additive to the affinity reagents we are creating internally and serves to highlight the flexible nature of our technology.
•Immense data production capacity coupled with machine learning can unlock new proteomic insights. We have designed the Nautilus platform to create and process a vast amount of proteomic data. The Nautilus platform is expected to generate up to approximately 20 terabytes of digital protein data per run, which will then be decoded using our proprietary machine learning algorithms and cloud-based data processing infrastructure. As we expand and enrich our database with increasing amounts of digital proteomic data over time, we plan to deploy our machine learning algorithms to continuously improve and benefit from each new experiment generated with our Nautilus platform. We believe that this feedback loop has the potential to deliver future value to our customers through the continuous improvements in our analytics, thereby encouraging the analysis, and re-analysis, of more samples through our Nautilus platform to benefit from these advancements.
•Commercial model with clear market entry point, designed to support a wide variety of customers and applications. Many successful life sciences research tools companies with disruptive technology have employed a business model similar to our planned commercial model. However, we believe a key advantage for us is the near-term commercial opportunity of capitalizing on the existing mass spectrometry-based proteomics marketplace estimated at over 16,000 installed systems. Our price point is expected to be in-line with mass spectrometry system budgets allocated for broad scale proteomics applications, and thus with a premium instrumentation average selling price, or ASP, we plan to operate with a very efficient sales model. Further, since the early days of our product development, we have consulted with biopharma companies, academic institutions and research organizations to inform our product development plan and specifically address our target customer needs. These customer segments were estimated to spend approximately $195 billion in 2021 in R&D activities across a variety of settings, from basic sciences to translational and clinical research.
•Our Nautilus platform technology could position us as a leader in a large initial life sciences research market and provide a path to the clinical diagnostics. The global proteomics market is estimated to be approximately $25 billion annually as of 2021 and is expected to grow at an estimated 12% CAGR from 2021 to 2027. Furthermore, we believe our Nautilus platform has the potential to facilitate a broader transformation across life sciences and healthcare, and therefore significantly augment our total addressable market over time. We believe there are multiple high-value applications in precision and personalized medicine, drug discovery, and clinical diagnostics that can be unlocked by accurate, reproduceable, and cost effective proteomic profiling. As the proteomics market continues to mature, and if our technology is validated across translational research applications, we believe our Nautilus platform could transfer well into the clinical setting prior technologies have thus far been unable reach.
•Our experienced, multidisciplinary team brings together a group of individuals with diverse backgrounds to disrupt the field of proteomics. Nautilus’ leadership team represents a unique and valuable hybrid of technology and biotech experience. Several members of the executive team and board of directors held leadership roles at Illumina and Isilon, and helped to guide strategy and manage execution both before and throughout the rapid growth and success for those businesses. We view the core design thesis behind the Nautilus platform technology development as a non-traditional approach to new product development within life sciences that requires thinking at the intersection of three unique disciplines not often found together—life sciences, computer and data sciences, and physical sciences and engineering. As such, we have assembled a team of individuals with experience across many different disciplines, including protein biochemists, nano-fabrication engineers, software and machine learning engineers, single-molecule biophysicists, optical engineers and others, all working together toward our common goal.

OUR STRATEGY
•Drive adoption of our Nautilus platform by providing the life sciences industry with access to the proteome. We believe our Nautilus platform has the potential to provide value across the life sciences ecosystem as the first end-to-end solution capable of substantially quantifying the proteome. The utility and potential applications are expected to be broad and serve basic research and discovery, translational and clinical research, and clinical diagnostic market segments. We intend to drive adoption of our Nautilus platform through a three-phase commercial strategy that begins with an initial partnership and collaboration phase with biopharma companies (such as our existing relationships with Genentech and Amgen), academic institutions (such as our existing relationship with The University of Texas MD Anderson Cancer Center and others) and research organizations where we aim to jointly publish data and validate our Nautilus platform, followed by a pre-sales or early access program to drive awareness and demand, and finally culminating in a full commercial launch.
•Continuously innovate and scale our Nautilus platform’s capabilities to enable further advancement of proteomic research. Through both internal R&D projects and external collaborations with our customers and partners, we plan to continuously innovate and develop new products, applications, workflows, and analysis tools that simplify and accelerate the ability for our customers to generate new sources of proteomic data and drive novel biological insights. We believe our sustainable advantage could come from a continued stream of development and commercialization of new products and applications using our core technology to help our customers succeed in their research endeavors. We believe if our customers win, we all win.
•Multiple pathways to build and expand our manufacturing capacity to support our commercial launch and the sustained growth of our business. Our technology is comprised of many off the shelf component parts that help to create efficient sourcing and manufacturing processes. We have established a manufacturing process for our technology utilizing a combination of both external contract manufacturers and internal resources based in our San Carlos, CA facility, with the ability to support substantially all of our current core activities during development. We believe there are many potential options we can use in order to increase the manufacturing and production capabilities for our products, including expanding our outsourced manufacturing and supply to multiple suppliers to ensure our quality and production capacity will meet our commercial plan.
•Build long-term value by leveraging the open design of our Nautilus platform to create an ecosystem of products and services based on our core technology. Our Nautilus platform is compatible with a wide variety of protein affinity binding reagents, which we believe will allow us to create a broad menu of applications compatible with our technology. Our Nautilus platform is also designed to be highly customizable, which we believe will allow us to create an infrastructure that enables our customers to design their own custom solutions and applications. We believe that commercializing our technology with a set of standard product applications, alongside the ability to maintain a flexible approach for designing new applications with our customers, could potentially lead to an entire ecosystem of products and services leveraging our core technology.
•Expand adoption of our Nautilus platform into new markets. Our market entry strategy involves identifying markets that are constrained by their inability to access comprehensive proteomic information, which we believe can be addressed by our Nautilus platform. We recognize that these opportunities extend into ancillary markets across life sciences, including clinical and translational research, and clinical diagnostics, where we believe there are substantial unmet needs our Nautilus platform can address in the future. We expect to drive expansion into these adjacent markets by developing and validating new product configurations and workflows targeting high impact applications, either by adapting our existing workflows or by partnering with leaders in those markets to develop workflows that address their immediate needs and will provide broader general value for other customers in that market segment.

A PRIMER ON PROTEOMICS
Over the past decade, the study of genomics, or DNA, and transcriptomics, or RNA, have been central to drug development and healthcare. Proteomics is the next step in the study of biological information systems and is believed by many to be one of the most important disciplines for exposing disease-causing protein pathways, uncovering new drug targets, highlighting novel therapeutic indications and identifying clinically relevant biomarkers for use in precision medicine.
Molecular profiling techniques, such as NGS, have led to widespread genomic characterization and sequencing. While this information has augmented our knowledge of biological systems, the detail at the protein level remains largely unknown. Proteomics seeks to address this gap, and is an emerging scientific field that involves the identification, characterization, and quantification of proteins in whole cells, tissues, or body fluids.
The proteome ultimately drives the function of a cell and tissue, and therefore it dictates the physically observable characteristics known as the phenotype. The proteome undergoes dynamic changes as it continuously responds to chemical signals, blood-borne mediators, temperature, drug treatment, and developing disease over time. This complex interplay of factors contributes to the complexity of proteomics research. However, the detailed and complex information provided from proteomics has the potential to help in identifying novel and causal drug targets and to enable more efficient and effective drug development. A few examples of the way proteomics may lead to novel insights are highlighted below.
•Better understanding of biology. Protein research contributes to a better understanding of how molecular information controls and influences an individual’s physiology.
•Identification of novel drug targets. Cellular function and dysfunction is driven by our proteins; increasing our ability to directly measure even the rarest proteins involved in disease may increase the likelihood of identifying new drug targets.
•Patient stratification. The separation of patients into groups with similar molecular features that may be more likely to respond to specific therapeutic treatments.
•Prediction of disease and treatment outcome. The identification of biomarkers that can assist in the early diagnosis of diseases, inform prognosis or monitor the efficacy and safety of ongoing treatments.
•Wellness: from health to disease. Biomarkers can monitor and guide individuals to tailor lifestyle choices to maximize health and avoid the onset of diseases before they develop.
Not only would advancements in the field of proteomics have the potential to directly unlock new insights on their own, but they would also have the potential to increase the value of data and insights generated in related fields such as genetics, gene expression, and metabolism.

OUR MARKET OPPORTUNITY
We believe that our Nautilus platform has the potential to be uniquely positioned in the proteomics market. In our mission to democratize proteomics, we see initial applications in precision and personalized medicine, clinical diagnostics, as well as in machine-learning powered drug discovery. However, we believe that the opportunity could extend far beyond this.
Market Environment
At Nautilus, we recognize the need for a radical breakthrough in proteomics.
Since 2002, global R&D expenditure has increased close to three-fold and is expected to reach approximately $230 billion by 2026 according to EvaluatePharma’s 2020 report. Despite such investments, the number of new drugs approved each year has failed to increase proportionally. Additionally, it takes more than 10 years to bring a drug to market, and the cost has grown significantly in the past decade from approximately $1.2 billion in 2010 to approximately $2.0 billion in 2019. The increasing cost, time and complexity of drug development have driven down the rate of return on R&D to less than 2% in 2019 for the 12 leading biopharmaceutical companies analyzed in a 2020 report by the Deloitte Center for Health Solutions.
Approximately 95% of FDA-approved drug targets are proteins, and most other drugs interact with, or are influenced by signal transduction cascades mediated by proteins. As such, an understanding of the proteome is paramount to understanding pharmacology.
As existing approaches only allow us to routinely quantify a fraction of the proteome, biopharmaceutical companies have become increasingly adept at identifying possible targets within what is currently observable, and as such, many viable targets have been exhausted. Despite the many hundreds of thousands of biomarker research studies estimated to have been published to date, there are only approximately 100 unique pharmacogenomic biomarkers with FDA approval for use with therapies today. This number of approved biomarkers is alarmingly low, and further highlights the shortfall of attempting to predict a protein biomarker’s expression level and function primarily from genetic data. Unfortunately, researchers have been forced to use this method, given the availability of powerful tools in genomics without the corresponding power and breadth of tools available in proteomics. With an advancement such as the Nautilus platform, we believe researchers will have the power to deeply and comprehensively measure the physical proteins at the root of disease, dramatically increasing the potential to identify more clinically meaningful biomarkers with greater precision in the practice of medicine. A breakthrough increase in throughput will enable researchers to more deeply measure large cohorts, thereby powering studies at the scale required to quickly and cost-effectively discover new critically important biomarkers.
The inability to easily and reliably quantify the proteins that drive every aspect of human physiology has been a fundamental hindrance to a greater understanding of cellular and molecular biology. With this in mind, we aim to democratize proteomics to make it possible for the broader scientific community to undertake a wider range of high-value scientific inquiries, thereby accelerating research and ultimately enhancing our fundamental understanding of biology and the mechanisms of disease.
The Missing Piece: The Proteome
Improvements in NGS technology have greatly enhanced the understanding of the genome, but when contemplating the number of proteins that can arise from a single gene and their role in the regulation of biological processes, both physiological and pathological, we believe that a better understanding of DNA is simply insufficient. Beyond the genome lies a vast multi-level network of biological interactions with important ramifications across the organism that remains coded and hidden within unique protein patterns. Many scientific and industry leaders believe these patterns may hold the key to a deeper understanding of biological processes at both a molecular and a systems level.
From the day we are born to the day we die, proteins are responsible for regulating all aspects of our physiology. The genome, which represents the complete set of genes within each organism, remains largely unchanged throughout the course of life. Over the years, it has been estimated that humans possess approximately 20,000 protein-encoding genes, many of which have been well characterized. However, to coordinate the myriad of processes that occur within organisms at all times, the genome has evolved multiple ways to generate further biological complexity. DNA genes are expressed in the form of RNA transcripts, which control the expression and regulation of these different genes in the cell. These RNA transcripts are then translated into individual proteins, and protein isoforms, which are subtle variations of the individual proteins themselves. Scientists have estimated that there may be as many as 70,000 or more human protein isoforms. The resulting proteome is not only highly dynamic and in a constant state of flux by regulating the quantity and type of each protein isoform, but it also exhibits great diversity across cells and tissues. This complexity, which governs all biological processes, both healthy and sick, cannot be captured or characterized routinely by current methods.
However, the molecular complexity of our proteome doesn’t stop here, it actually grows dramatically even beyond the abundance of protein isoforms that are dynamically rising and falling. After a protein isoform has been translated, it can be modified further by biological processes that more precisely control that protein isoform’s location, specific activity, or interaction partners, and these downstream changes are together called post-translational modifications. There are a wide variety of post-translational modifications known today, which result in a tremendous increase in molecular complexity by creating different “forms” of the same basic protein, known as “proteoforms”. In total, our original 20,000 protein-coding genes are estimated to produce as many as 6,000,000 different proteoforms, as illustrated in the figure below. The existence of these proteoforms indicates that there may actually be well over two orders of magnitude (or 100 times) more complexity present across our proteome than there is across our genome. It is strongly suspected that it is within this proteoform space of molecular information that fundamental biological processes are present that govern our cells, and our molecular health.
Post-Translational Modifications Create Multiple Forms of Proteins That Are Estimated to Contain Over 100 Times More Information Complexity Than the Coding Genes in the Genome
While the past several decades have seen advances in proteomics technologies, typical solutions only capture a fraction of the proteome in samples derived from blood or cells, as illustrated in the figure below. On the left, using mass spectrometry-based methods, approximately 8% of proteins are routinely detectable from blood and approximately 30% are routinely detectable from cells. On the right, there is currently no method to easily detect and map the landscape of proteoforms, which would allow for the exploration of the estimated 6,000,000 different forms and patterns of modified proteins serving some biological function. Furthermore, shortfalls in the ability of bioinformatics to predict the existence as well as the function of genes have further illustrated the need for enhanced protein analysis techniques. Today, we believe the field of proteomics is at the very beginning of a significant growth phase. We are of the firm belief that every scientist should have access to the proteome, including proteoforms, in the same way that access to the genome has been made broadly available over recent years.
Current Technologies are Unable to Routinely Access the Full Proteome or Detect Proteoforms
Market Opportunity
Due to the extensive applications and broad potential, we believe that the proteomics market represents one of the largest untapped opportunities in the biological sciences today. According to Allied Market Research, the global proteomics market was valued at approximately $25 billion as of 2021. This encompasses only the fraction of the proteomics market that is currently available to us via mass spectrometry and other quantification methods and does not include diagnostics. The overall proteomics market is projected to reach approximately $50 billion in 2027, representing a CAGR of 12% for the six-year period.
We believe that as the proteomics market evolves, substantial adjacent opportunities will arise due to the potential applications in not only precision and personalized medicine, clinical diagnostics, and machine-learning powered drug discovery, as well as other disciplines such as food and environmental science. Within the biomedical sciences, the application of proteomic technologies to clinical specimens has the potential to revolutionize multiple aspects of the diagnosis and treatment of many diseases, propelled by biomarker discovery and validation of personalized therapies which we believe will greatly increase the power of prediction, diagnosis and prognosis.

Existing Proteomics Technologies and Shortfalls
Over the past decade, the importance of proteomics in the field of diagnosis and drug research & development has increased dramatically due to the direct biological relevance of analyzing the interaction of proteins in living organisms. However, the analysis of the proteome is substantially more complex than the analysis of the genome or transcriptome. Unlike DNA and RNA, proteins themselves cannot be amplified. Consequently, measurement tools must address the challenges of sensitively detecting the minute quantities of low frequency expressed targets. This challenge is exacerbated by the exceptionally large dynamic range of proteins in both cells and in blood spanning more than seven orders of magnitude. For example, some critical and influential proteins such as transcription factors may be present with only a few copies per cell, whereas abundant proteins such as cytoskeleton or ribosomal proteins may be present in millions of copies per cell. Quantifying both the low frequency and the abundant proteins within a single sample is very challenging and stands in stark contrast to genome or transcriptome analysis which only contends with a dynamic range of approximately three orders of magnitude. Furthermore, the biochemical and physical diversity of proteins far exceeds that of DNA or RNA as proteins are created from 20 highly distinct amino acids, whereas genes and transcripts are created from only 4 distinct nucleotides. These inherent complexities have hampered progress in the development of life science tools that can sensitively and comprehensively quantify the proteome. Additionally, the ability to identify unique proteoform composition and frequency in a single complex sample is not achievable today. Currently available tools can be broadly segmented into mass spectrometry-based and affinity-based methods.
Mass Spectrometry-based Approaches
Mass spectrometry is a powerful tool for the measurement of proteins and has progressed the field of proteomics immensely, similar to the impact that Sanger sequencing had to the founding of large-scale genomics research. However, for the powerful data that is generated, current mass spectrometry workflows still remain complex and time consuming. The mass-spectrometry workflows and processes are not fully automated requiring skilled professionals to prepare samples and operate instruments, which limits the impact of these powerful technologies. Mass spectrometry is also known to have poor sensitivity to detect proteins present at low frequencies within biological samples, which is where many believe important drivers of biology exist. Lastly, the most widespread approach called shotgun mass spectrometry, requires proteins are first broken apart into small pieces called peptides in order to measure them. This detection method can only measure the individual protein fragments, and is therefore unable to identify specific patterns of post-translational modifications and proteoforms visible on intact proteins across a sample. Despite these challenges, there has still been a strong appetite for protein data given its importance in biology and drug development, and the proteomics research marketplace is estimated to have over 16,000 installed mass spectrometry systems today.
Limitations with Affinity-based Approaches
Where mass spectrometry-based approaches have been widely used for broad scale protein discovery applications, affinity-based approaches have generally been used for targeted protein measurements. Affinity-based protein detection commonly utilizes affinity binding reagents that are designed to be very specific to an individual protein target that is already known to the researcher. Additionally, the ability of an affinity reagent to selectively bind to its target may also be impacted by protein specific factors, such as the protein’s folded structure and orientation. Lastly, affinity-based approaches intended to target more than one protein at once in a sample commonly require a different affinity binding reagent for each target. Despite decades of ongoing efforts, there are still nowhere near the number of affinity-reagents in existence today to attempt to measure the full proteome. In general, affinity-based approaches are most useful when the end user has a relatively small pre-defined set of targets they want to measure, and because the affinity reagents themselves only detect a small portion of the intended target, this method is also not capable of resolving unique proteoform patterns at the single protein molecule level today.
THE NAUTILUS APPROACH
Our Guiding Principles
Nautilus is driven by a desire to enable the research community to rapidly and comprehensively access and quantify the proteome, thereby transforming our ability to examine disease mechanisms, and develop new therapeutics and diagnostics. This mission is guided by a recognition that major advances in proteomics have generally lagged behind genomics, primarily due to a lack of available tools for measuring the proteome as easily or completely as one can measure the genome and transcriptome.
We believe that evolutionary or incremental improvements to existing technologies will not suffice; that a fundamentally new approach is required to unlock this large opportunity in biological science. In pursuit of that mission, we are developing our innovative Nautilus platform to be an end-to-end single protein molecule analysis solution composed of instrumentation, reagent consumables, and software that processes a sample and returns valuable and unique biological data and insight. We have designed the Nautilus platform to enable extreme sensitivity and scale, without compromising on ease of use. Leveraging a unique architecture and advanced machine learning software, we believe our Nautilus platform has the potential to identify substantially all proteins in a sample from almost any organism.
We view many of the core ideas underlying the Nautilus platform as “counterintuitive”, as it required innovations at the intersection of three distinct disciplines not often found in harmony: life sciences, computer and data sciences, and physical sciences and engineering. We have designed the Nautilus platform to integrate a variety of both computational and experimental approaches, diverse measurement modalities, and the best available analytical tools to accelerate biomarker discovery and precision medicine. Several Nautilus platform technology elements (e.g., cloud computing and machine learning) are disciplines that have now sufficiently matured to create this timely opportunity for Nautilus to pursue the deep, hard science required to bring to market a potentially revolutionary capability that we believe will help democratize access to proteomics data.
Our Nautilus Platform Design Criteria
To achieve our ambitious goals, and to meet the unmet needs of scientists and researchers, we recognized early on that we would need to tackle the deep, hard, novel science required to innovate and commercialize a fundamentally new detection technology capable of reading and quantifying the proteome and associated proteoforms. As such, we designed the Nautilus platform – from the ground up – to accomplish the following objectives:

Nautilus Platform Attribute:		Nautilus Platform Benefit:
Easy-to-Use	è	Any Lab Can Run It
Sensitivity and Dynamic Range	è	Comprehensive Measurement
Rapid Run Time	è	Days Not Weeks
Reproducible and Robust	è	Path to the Clinic
Scalable and Flexible	è	Accommodates Low & High Throughput
Complete	è	No Missing Data
A core design criterion was that the Nautilus platform needed to be sufficiently easy-to-use so that virtually any lab could benefit from using it, not just labs that are explicitly focused on proteomics or analytical chemistry.
Next, the Nautilus platform needed to be ultra-sensitive. Unlike NGS technologies, where one can leverage natural processes and enzymes (e.g., polymerases) to amplify DNA and RNA, proteins cannot be amplified from the original molecule. To achieve the goal of measuring the complete proteome, scientists and researchers needed a new analysis method with unprecedented sensitivity.
In addition, the process needed to be reproducible and robust, maximizing the chance that the results derived in one experiment are the same as the results derived in subsequent experiments.

It must also be complete. One of the largest challenges with existing “shotgun” proteomics technologies is that replicate analyses are likely to sample different subsets of the proteome.
In order to fully support the wide-ranging needs of our future customers, the platform can also support multiple run configurations. Our design accommodates both low throughput and high throughput run configurations, and will also employ in-lane sample multiplexing to enable our customers to meet the high-volume data production needs of large-scale studies or core facilities.
Importantly, the Nautilus platform needed to be fast and able to analyze tens of thousands of samples in a reasonable time period.
It also needed to be integrated, allowing a biologist to put a sample in the instrument and get data out without additional intervention.
With these objectives identified as our core design criteria, we set out to create a transformative technology with the potential to achieve all of these criteria. The resulting Nautilus platform has embodied many technical innovations across sample preparation, reagent consumables, instrumentation, and downstream protein analysis. However, we believe there are four critically important key technical innovations that, when brought together, make the achievement of our Nautilus platform design specifications and benefits possible:
A Single Protein Molecule Flow Cell
The Proteome Analysis System: An Integrated Multi-cycle Optical and Fluidics Instrument
A Novel Class of Affinity Reagents for Efficient Whole Proteome Analysis
Machine Learning Protein Decoding Analytics
Key Innovations
1.Single Protein Molecule Flow Cell
The vast majority of protein analysis tools, such as affinity-based methods like an ELISA (Enzyme-Linked Immunosorbent Assay), typically measure proteins in bulk. This approach works well for measuring small numbers of proteins, however, it quickly becomes very challenging when measuring hundreds to thousands of proteins. Additionally, going through multiple intermediaries to assess a protein’s concentration (such as protein capture, secondary detection, calibration between fluorescent output and concentration) places limitations on the accuracy, sensitivity, dynamic range and reproducibility. Genomic studies are able to get around these limitations by amplifying DNA or RNA, but unfortunately, there is no equivalent approach for amplifying proteins available. Consequently, the limit of detection for most immunoassays has been bounded primarily by the signal-to-noise ratio provided by the instrument used to detect antibody-antigen binding and by non-specific binding, which in a 50uL sample could represent tens-of-thousands of molecules. Accordingly, the dynamic range of such platforms are typically about 1-order of magnitude, though this can be scaled through dilution at the upper end.
Nautilus recognized early on that in order to achieve its goals for creating extreme protein detection sensitivity it would require measuring proteins whose frequency in a sample might vary from only a few, to hundreds of millions of molecules in a sample. In our view, it was clear that any bulk measurement technology would struggle to cover this immense dynamic range, and that a single protein molecule detection approach would be required to overcome a problem that has long been a barrier to major advancement in the field. Additionally, transitioning from bulk protein measurements to single protein molecule measurements fundamentally changes the nature of the protein quantification problem where the challenges of protein identification and quantification converge. If one is able to identify each protein molecule, quantification arises simply from counting those identifications, and furthermore, single protein molecule counters are by definition the most sensitive detection modalities available.
To break through these barriers, we have designed our Nautilus platform to measure billions of individual protein molecules at a time, in a massively parallel and efficient workflow. We refer to Nautilus’ framework for what we believe to be a fundamentally different approach to protein analysis as Protein Identification by Short-epitope Mapping (PrISM). Our internal testing has demonstrated that our hyper-dense single molecule protein nanoarray contains 10 billion landing pads. Our team has developed a process for manufacturing our nanoarray as the foundational component of our flow cell consumable. The flow cell itself is comprised of a nanometer-scale fabricated chip that holds the individual protein molecules in place on the surface in a landing pad, encapsulated by a fluidics channel that allows for reagents to flow across the surface. Our design includes the isolation of individual proteins in a protein library preparation by binding them to a much larger scaffold which has been created to hold exactly one protein molecule.

These scaffolds can be reliably made to precise sizes, and the flow cell nanoarray surface can then be generated by well understood manufacturing processes to create surface features, which we call landing pads, that match the dimension of the scaffold. As each landing pad can only hold one scaffold, and each scaffold can only hold one protein molecule, the introduction of scaffold-protein complex onto the nanoarray surface generates a self-assembling, high-density single protein molecule array (as seen in the below illustration). The attachment between the scaffold and the nanoarray surface is extremely robust, enabling scaffolds to persist through extensive reagent washing across many cycles.
Nautilus Single Protein Molecule Flow Cell Designed to Capture One Individual Scaffold-Protein Complex per Landing Pad
As discussed above, our flow cell is designed with the capability to capture up to tens of billions of individual, intact protein molecules. The single protein molecule nature of the Nautilus platform is designed to enable extreme sensitivity, which we have observed in our internal testing as shown in the “Nautilus Platform Sensitivity” section below, and the sheer scale of proteins captured enables the measurement of proteins across an exceptionally wide dynamic range. Flow cells with loaded protein libraries can then be introduced into our proteome analysis system for the analysis and quantitation of the captured protein library.

Nautilus Single Protein Molecule Flow Cell is Designed at Nanometer-Scale to Cover the Information Density Needed to Measure Approximately 95% of the Human Proteome

3400
2775
2150
1525
900

10^{10} LANDING PADS/CHIP

2.Our Proteome Analysis System: An Integrated Multi-cycle Optical and Fluidics Instrument
Typically, protein measurement approaches, like the ELISA described earlier, are designed to perform a single measurement of the proteins in a sample, after which the sample is either damaged, destroyed or discarded. However, if proteins captured in a sample can be repeatedly probed, it becomes possible to gain far more insight on the individual molecules. With our platform, each protein molecule has a unique coordinate address on the flow cell, and repeated probing enables deeper characterization of each individual molecule with each cycle, unlocking the ability to characterize proteoforms and ultimately decode the whole proteome.

Nautilus Platform Multi-Cycle Affinity Reagent Probing, Imaging, Washing, and Re-Probing
To achieve extreme sensitivity and scale, we have designed a novel instrument that integrates reagent fluidics with a sensitive high-resolution optical imaging system to cyclically measure all single protein molecules captured on the flow cell. Our affinity reagents are labeled with proprietary fluorescent labels that help improve both the signal-to-noise and speed of our assay chemistry. The instrument introduces labeled affinity reagents into our flow cell, allowing them to briefly incubate, then rinse off unbound molecules, and then rapidly images the entire surface. During the imaging process, a laser system is used to excite and illuminate the fluorescent labels. The high-resolution imaging components allow resolution sufficient to characterize each individual protein molecule, generating data as shown in the above illustration.
Once an imaging pass is complete, the instrument then washes the flow cell, leaving the proteins fully immobilized, and rinses out the wash reagent before pursuing additional cycles. Samples may be multiplexed in a variety of ways to enable higher sample throughput and to reduce the cost per sample. A typical full scale proteome run will generate approximately 20 terabytes of data, which is then compressed to a digital binding matrix for downstream analysis by our cloud-based software-as-a-service, SaaS, analytics suite.
3.A Novel Class of Affinity Reagents for Efficient Whole Proteome Analysis
Our Nautilus platform technology is designed with fundamentally different principles of how to use and exploit the properties of affinity binding reagents compared to prior methods. Historically, affinity binding reagents have been qualified for use based on their specificity to a given protein target, and showing the ability to bind strongly to that specific target. In order to see and measure a single protein target, a researcher would require an affinity reagent of sufficient specificity to detect it. These high specificity affinity reagents are commonly used for bulk measurements, and are typically only used for one single bulk measurement event (or cycle) and then discarded.
By using these same high specificity reagents in our system, we believe it is possible to detect each specific protein target now at the single-molecule level, enabling digital quantitation. We further believe it is possible to expand this concept, and use our Nautilus platform with a wide variety of “off-the-shelf” affinity reagents that are highly specific to multiple individual protein targets. Also and of particular importance, is these off-the-shelf affinity reagents can often also target very specific sites on the protein itself, such as post-translational modification sites. Using reagents that target very specific locations and features of proteins will allow the Nautilus platform to detect and quantify the different patterns and varieties of post-translational modifications (i.e. the proteoforms).
In a highly innovative and counterintuitive way, our Nautilus platform has also been designed to exploit low specificity affinity reagents. Identifying the tens-of-thousands of different proteins in a proteome would require a prohibitively large number of traditional highly specific affinity reagents. We therefore explored the possibility of using affinity reagents that bind short, linear epitopes (e.g., target protein sequences of 3-4 amino acids each) with moderate specificity, such that each affinity reagent binds many proteins that contain the short linear epitope target, each a “multi-affinity reagent”. While the binding of a single multi-affinity reagent is not sufficient to identify a given protein, sequential binding events using a series of multi-affinity reagents can create enough information that it is sufficiently powerful to accurately identify an exceptionally broad number of proteins present in a sample. In this approach, each new affinity reagent that is introduced in a cycle of binding and imaging provides additional evidence and gradually narrows the list of possible protein identities. Hereafter, we refer to our proposed approach as Protein Identification by Short-epitope Mapping (PrISM). Our Nautilus platform technology is estimated to achieve the detection of the vast majority of proteins in the proteome using a combination of approximately 300 unique multi-affinity reagents.
Nautilus Platform Technology Protein Identification with Increasing Multi-Affinity Reagent
Source: A theoretical framework for proteome-scale single-molecule protein identification using multi-affinity protein binding reagents. Jarrett D. Egertson, Dan DiPasquo, Alana Killeen, Vadim Lobanov, Sujal Patel, Parag Mallick bioRxiv 2021.10.11.463967.
4.Machine Learning Protein Identification Software
Among the most unique aspects of our Nautilus platform is the integration of a proprietary machine learning-based protein identification analysis software engineered to work with the type of data our system generates. As discussed, more typical measurements for high specificity reagents can be used in our system to identify, and thereby quantify, each protein from a single binding and imaging step. These high specificity affinity reagents can provide a lot of information about a small number of proteins, and as such it would take an exceedingly large number of highly specific affinity reagents and therefor an exceedingly large number of cycles to measure every protein in the proteome. To enable broad protein identification on our system, we instead use our multi-affinity probes that can bind to hundreds or even thousands of individual proteins in a given cycle.
Our proprietary algorithm is thereby trained using experimental data from our probe development process that provides a baseline estimate of how likely each probe is to bind to each protein in a reference proteome database. As data is collected, a binding matrix is generated for each protein coordinate. For example, a given coordinate [2,1] may have bound probes during cycles [4, 11, 25, 26, 27, 65, and 201]. This data is then fed into our machine learning protein identification analysis to determine which protein is most compatible with the observed pattern of binding. The illustration below provides a view of our machine learning protein identification analysis at work by observing the confidence the algorithm has with respect to each protein as additional cycles of data are collected. On average, it takes roughly 15 cycles of multi-affinity probe biding events to uniquely identify a protein. Prior to 15 cycles, there is a lot of variability in which the protein is likely to be at a given spot, but then after 15 cycles, the algorithm locks in on a precise protein and becomes increasingly more confident in its identification. Further, with each additional cycle the other potential proteins become increasingly less likely.

Nautilus Platform Technology Can Identify a Protein by Analyzing Data from Multiple Cycles of Multi-Affinity Reagent Probing with High Probability
Source: Internal Data
The machine learning protein identification analysis is run for each of the 10 billion protein molecules captured on the flow cell in parallel to identify each protein molecule present. Following this, each identification is counted to produce a cumulative, absolute quantification. As the algorithm learns more and more about each multi-affinity probe’s binding characteristics, both within and across Nautilus platform data sets, it is able to adapt and update its confidence in each protein identification, essentially getting “smarter” over time. As a result, the machine learning protein identification analysis is able to re-analyze data collected in the past and continuously improve upon its ability to identify proteins within that data.

Our Technology Workflow
From the earliest stages of developing the Nautilus platform, we set out to integrate the four key innovations (listed in the above section) into a single, cohesive proteomics workflow, creating an end-to-end solution designed for ease-of-use, speed, scale and performance. We believed that doing so could unlock the potential to democratize proteomics and make it possible for the broader scientific community to undertake a wider range of new, high-value scientific inquiries, thereby accelerating research and ultimately impacting healthcare and the development of precision medicine.
The Nautilus workflow is designed to consist of five major steps, beginning with sample preparation and concluding with the machine learning analytics that yields high-value proteomic data.
•Step 1 – Sample Preparation
The Nautilus sample preparation process attaches a label to extracted proteins and then attaches them to a proprietary scaffold to isolate them individually, thereby creating a library of single protein molecules. This process was designed to be simple, robust, and rapid. Internal tests demonstrate that substantially all of the proteins are attached to the scaffold within two hours, creating the prepared protein library.

•Step 2 – Sample Deposition onto the Flow Cell
The protein library is then deposited onto the flow cell capable of holding up to 10 billion intact single protein molecules. The landing pads on the flow cell are matched to the size of the protein-attached scaffold, thus allowing only one protein to be deposited per site. This element of the process was specifically designed to enable massively parallel, rapid, single-molecule sampling of proteins, as shown in the flow cell occupancy figure below.
•Step 3 – Integrated Imaging and Fluidics System using Multi-Cycle Affinity Reagents
Once the proteins are deposited onto the flow cell, it is then loaded into the proteome analysis system to measure each individual molecule in a multi-cycle system run. The process entails introducing affinity reagents into the flow cell, rinsing out the unbound fraction, imaging the surface area, and then stripping and washing the affinity reagent away. This step is then repeated sequentially to collect data on the desired number of cycles.
•Step 4 – Processing of Digitalized Proteomic Data
After the proteins on the flow cell have been iteratively imaged over the determined number of cycles, the resulting raw images are converted into a coordinate map with corresponding illumination signals indicating positive affinity reagent binding events, effectively digitizing up to approximately 20 terabytes of raw image analyzed proteomic data.
•Step 5 – Machine Learning Analytics - Decoding, Protein Identification, and Quantity
In the final step of the workflow, the digital proteomic data is analyzed by our cloud-based machine learning protein identification analysis software. The data is converted to protein identities during this analysis, evaluating the characteristics of each affinity reagent binding event at each location to determine protein identity and quantity.
Nautilus Platform Technology Performance
Simple and Robust Sample Handling
Nautilus’ straightforward sample protein library preparation is designed to convert protein samples into a format optimized for single-molecule deposition on our flow cell. The process has been designed to be accessible to virtually any life sciences researcher. In addition, our forthcoming sample protein library preparation instrument is expected to further simplify the workflow by introducing automation. Also, unlike existing shotgun proteomics methods, no sample protein digestion is required in our method which in turn makes the workflow very simple. The result is a process that is expected to effectively prepare a sample into a library ready to load on the flow cell in approximately 2 hours.
A key feature of our Nautilus platform is the large scale (up to billions) of protein molecules that we believe can be measured massively in parallel on our single-molecule flow cell. An analysis of nearly 1,000 flow cells showed typical sample loading of single protein libraries yielded near complete flow cell occupancy, which demonstrates the speed and efficiency of our sample handling process.

Flow Cell Loading Demonstrates Approximately 97% of Flow Cell is Occupied with Protein Library

70
60
50
40
30
20
10
0
Count
94
95
96
97
98
99
Feature Occupancy

Nautilus Platform Stability in Multi-Cycle Experiments
We believe we have designed a technology with direct applicability in research use settings as well as having the potential to translate discoveries into healthcare practice. A critical aspect of any molecular detection technology with translational and clinical potential is robustness and reproducibility. To understand how stable our measurement process was, we tested the durability of our flow cell with a loaded protein library to ensure that proteins remained present on the surface over multiple cycles in a proteome analysis system run. In our studies evaluating stability over numerous cycles, we observed substantially less than 1% of proteins were lost from the flow cell as seen on the panel below on the left. As shown on the right figure, to examine both the effectiveness of our wash buffer and the ability of proteins to be probed after being washed, we first examined the detection ability of the protein on a first cycle (blue). We next demonstrated that our wash buffer successfully eliminated remaining signal (yellow). Last, we demonstrated that after extended exposure to washing, and rinsing, that the protein detection remained nearly identical to the initial measurement (red). These results suggest that our wash conditions are highly effective and that our process of reagent cycling does not significantly damage the protein and thereby interfere with the probability of its measurement accuracy.
Protein Library Remains Bound to Flow Cell During Repetitive Probe Binding and Wash Cycles

Nautilus Platform Sensitivity
Our Nautilus platform is designed both to be extremely sensitive (by virtue of being a single protein molecule platform) and to have an extremely wide dynamic range of detection (by virtue of measuring a very large number of molecules). In single protein molecule assays, dynamic range is defined by the total number of molecules measured. Consequently, a platform measuring a million molecules will have a smaller dynamic range than a platform measuring 10-million molecules. On our Nautilus platform, we project we will be able to reach sensitivity down to 1 molecule out of 10 billion. The figure below shows a limit of detection experiment performed on the Nautilus platform, approaching attomolar sensitivity (1 out of 1016). We are also able to use this sensitivity in flexible way, for example we can perform an extremely deep analysis of a single protein library sample across all lanes of a flow cell, or we can perform a multiplexed analysis by processing a batch of samples together (each sample protein library individually barcoded) during one proteome analysis system run.
Extreme Sensitivity Quantified by 10-16 LOD (Limit of Detection)
Mapping Proteoforms
We believe there are likely millions of different proteoforms that define cellular activity, cellular localization and biochemical function. With peptide-centric approaches (detecting only small pieces of proteins), such as “shotgun” mass spectrometry, it is simply impossible to differentiate proteoforms. Using phosphorylation as an example for a post-translational modification of a protein, consider the case of two samples as shown in the figure below. On the left, one protein sample contains a single protein molecule with a triple phosphorylation (red) and two unmodified proteins versus a second sample on the right, in which each protein molecule contains one phosphorylation each at a single different site. These two samples would likely appear identical to one another in a shotgun mass-spectrometry analysis.

The Nautilus Platform Detection of Proteoform Patterns
On our Nautilus platform, we are able to use existing commercially available affinity reagents to perform detailed mapping of proteoform patterns at the single protein molecule level. We do this by measuring individual proteins at each specific post-translational modification site over multiple cycles, each cycle targeting a different specific site or feature of the protein. For example in the diagram below, during the first cycle we use an EGFR affinity reagent to identify all of the EGFR proteins present on the flow cell. Then over the next 4 cycles we detect each EGFR molecule again, only now with a slightly different affinity reagent that targets each different location of a phosphorylation modification on the EGFR protein. Looking at this data together over 5 cycles, our technology is potentially able to distinguish up to 16 different proteoforms (in this case, different phosphorylated patterns) of the same EGFR protein and the quantity of each proteoform in a sample.
We demonstrated this principle of proteoform detection by looking at three samples on our Nautilus platform. These three samples were designed from purified protein to detect different proteoforms of the same basic protein. The first sample was primarily a protein in Proteoform 1 form. The second sample was primarily a protein in a mix of Proteoform 1 and Proteoform 2 forms. The third sample was primarily a protein in Proteoform 2 form. As shown in the figure below, the Nautilus platform is not only able to both differentiate between these forms, but is also able to do so quantitatively and therefore determine how much of each proteoform is in each sample.

Nautilus Platform Proteoform Pattern Detection and Quantitation
Nautilus Platform Development Plan Key Areas of Focus
In order to achieve our goal of broad commercialization by the end of 2023 or beginning of 2024, we plan to advance the development of our Nautilus platform across all components including chemistries, reagents, consumables, instrumentation and analysis software. The prototype of our proteome analysis system has generated all of our internal data to date, and we are continuing the development process to optimize, improve upon, and validate the final designs, formulations, protocols, manufacturing processes, and software code comprising our Nautilus platform.
Our development plan will build upon the foundational achievements our prototype technology has made in several key areas, with the goal of ultimately allowing us to fully realize the potential of our technology. We plan to focus on the continued improvement of our flow cell designs. Having initially demonstrated that prototype versions of our flow cell can functionally achieve 10 billion discrete single protein molecule landing pads, we plan to further optimize the landing pad spacing, density, manufacturing process and chemistries of the first commercially available flow cells. We also intend to focus on the completion of the final engineering design of our proteome analysis system, where we plan to complete the development of manufacturing processes to integrate and test all completed sub-systems including the high-speed optical subsystem, fluorophore excitation laser, and micro-fluidics system in combination with our flow cell. We also plan to continue expanding the number of affinity binding reagents and chemistries that can be used within our proteome analysis system for both broad scale proteomics quantification and target quantification of proteoforms at the single molecule level. Our aim is to create a broad portfolio of affinity binding reagents through in-house reagent development efforts and through strategic partnerships where we qualify already developed reagents for compatibility with our technology. Lastly, we intend to continue the development of our analysis software, where we expect improvements to our algorithms and analysis that will help with the speed, accuracy, and reliability of our commercial proteome analysis system performance.
Assuming the completion of our development across these focal areas on our currently anticipated timeline, as well as additional related development activities, we believe we will be in position to achieve our goal of broad commercialization by the end of 2023 or beginning of 2024.
APPLICATIONS OF OUR TECHNOLOGY
The Nautilus platform technology is an open platform that is designed to leverage a wide variety of reagents to read and quantify the proteome and proteoforms
We believe that our Nautilus platform technology is designed to represent one of the first truly novel technologies for the detection and quantitation of proteins and proteoforms by leveraging the creation of our single protein molecule flow cell in combination with a broad range of affinity binding reagents. By design, our Nautilus platform technology is open to the use of virtually any affinity binding reagent, where each reagent can be efficiently chemically labeled and used in our multi-cycle process to identify and quantify a protein library. We further believe one of the inherent strengths of the open design of our

Nautilus platform is the ability to use reagents across a range of different binding profiles to create unique applications that unlock different types of important biological information.
On one end of the spectrum (above left), our technology is designed to harness the power of low specificity multi-affinity binding reagents that will potentially allow us to detect substantially all of the proteome. On the other end of the spectrum (above right), we believe we can apply high specificity affinity binding reagents that detect and quantify individual target proteins of interest, and the post-translational modifications of these target proteins to detect and quantify the various proteoforms that may exist. We believe it is this inherent flexibility of reagent applications on our Nautilus platform that will enable a broad suite of uses across research, discovery, translational and clinical applications. Because of this inherent flexibility, we also believe our Nautilus platform will spark the creation of new and unforeseen applications, in a similar market expansion and innovation trend that was experienced in the years following the launch of open and flexible NGS platform technologies.
The open nature of the Nautilus platform creates the opportunity to partner with third-parties on the development and supply of affinity reagents. To that end, in the fourth quarter of 2021, we initiated a strategic partnership with Abcam, a world leader in the design and production of assay kits, reagents, and antibodies. This type of development and supply agreement is expected to provide us with antibodies additive to the affinity reagents we are creating internally and serves to highlight the flexible nature of our technology.
Basic Research and Discovery Applications
The Discovery Potential of Our Nautilus Platform
One of the long-standing challenges to accelerating the discovery and understanding of protein biological function has been the overwhelming dynamic range of proteins present in a cell or a biospecimen. We believe that a sensitivity of detecting 1 protein molecule in as little as 1,000 cells will be required to identify the exceptionally rare but biologically significant proteins in a sample. Our Nautilus platform is designed with this extreme sensitivity in mind, which we believe makes it ideally suited for capturing and cataloging the variation of the proteome in a comprehensive way, both in human and non-human species.
Further, we believe speed, scale, and single protein molecule data quality will be required to enable research projects with aims to create new species-specific, tissue-specific, or disease-specific reference datasets that have the potential to accelerate discovery across academic and industry research communities. We believe our customers could embrace our Nautilus platform for these applications broadly. Comparatively, during the initial market adoption of NGS, as the instrumentation and methods improved in speed and data production scale, projects increased dramatically in size. Sample cohorts grew from dozens of samples to hundreds, and then to thousands in an effort to use the speed and data production capacity to improve the statistical power required to make new discoveries. We believe our Nautilus platform technology could experience a similar trajectory of utilization for research and discovery applications, making very large sample size studies that were not feasible using prior proteomic detection methods now practical for our customers to implement.
A deeper level of detail and molecular complexity also clearly exists beyond the estimated 20,000 proteins in the human proteome, and we expect our customers to utilize proteoform specific reagents for the profiling, mapping, and characterization of post-translational modification patterns on proteins of interest. It is estimated there are as many as 6,000,000 different proteoforms produced through protein modification pathways that hold critical biological and contextual information on the function and purpose of the proteins in our cells. We believe our customers could show strong interest in this important field of research given the lack of technologies and tools in existence today capable of mapping multiple features on a single protein in one analysis workflow. We believe discovery focused proteoform specific reagents could be used in combination with our multi-affinity broad protein detection method to enhance the output of our analyses.
Multi-Omic Systems Biology and Proteogenomics
We believe the creation of matched DNA, RNA and protein data sets for integrated multi-omic (DNA, RNA and protein) analyses will enable a more complete understanding of the path of information transfer from gene, to transcript, to protein. It is estimated that at most only 40% of protein expression can be predicted by gene expression data. Integrated multi-omic data sets are expected to have far greater potential for better understanding this discordance, its biological origin, and ultimately its impact on cell function with deeper and more complete proteomic data. We expect the creation of workflows with matched NGS and proteomic data will become standard practice in the community, further driving the utility and value of our Nautilus platform technology.
Proteogenomics is an emerging area of research, with the goal of identifying brand new proteins or proteoforms not currently captured in the protein reference sequence. In proteogenomics, individual protein sequence databases are generated using matched transcriptomic and genomic data to aid in the identification of novel peptides and proteins detected but not yet mapped within the reference databases of known proteins. In this area of research, the integration of genomics and gene expression data enhances the predictive capability to determine what new proteins are present in a sample, and further brings functional context to genomic information and gene expression patterns. Our Nautilus platform represents an entirely new single protein molecule data source for proteogenomics, which we believe could contribute significantly to the field by increasing the scale of proteomic data accessible for these analyses, and ultimately increasing the discovery potential of the integrated dataset. Given the current level of access to genomic and transcriptomic information enabled by NGS, we believe the research community could rapidly integrate data from our Nautilus platform technology into these studies to leverage matched genomic and proteomic data.
Translational Research and Discovery Applications
Biomarker Discovery
It has been published that approximately 95% of FDA-approved drug targets are proteins. Currently, FDA-approved drugs are targeting 812 separate human proteins and there are 4,514 genes in the UniProt database that have experimental evidence for being involved in disease. We believe that the drug development and diagnostic industries have suffered from an inability to access the low frequency and rare proteins present in biological samples due to the tremendous dynamic range present across proteins in a specimen. As already described, we believe that our Nautilus platform technology is designed with the scale to adequately overcome the dynamic range problem in proteomics, and provide researchers with access to the rare, but biologically important protein detection where biomarkers are believed to exist. We believe our Nautilus platform’s sensitivity targeting the detection of events as rare as 1 protein molecule in 1,000 cells will be critically important and may unlock the potential for many new biomarkers to accelerate the development of precision medicine diagnostics and therapeutics.
Proteoform Patterns as Biomarkers and Mechanism of Action Studies
We believe the study of proteoform patterns, proteoform frequency, and proteoform diversity of critically important drug targets will be a widely used application of our Nautilus platform. Which drugs work on specific protein drug targets is not just a result of the total number of post-translational modifications, but instead by how combinations of specific post-translational modification are operating together. Our technology is designed to enable the research community to see these proteoform patterns, and to measure their relationship to one another. Every disease is the result of a dysregulation of molecular functions that create biological consequences compared to normal healthy function. Given the inability to detect proteoform patterns today, we believe this will become an essential application of our technology used to investigate important drug targets and molecular disease pathways. We believe this application has the potential to advance precision medicine by making an entire layer of molecular complexity and information available to researchers for the first time.
Longitudinal Monitoring of Proteome Dynamics
The study of proteome composition, protein and proteoform frequency, patterns, and variations over time represents an opportunity to survey and understand the biological changes resulting from environmental factors that influence our health and wellness. Individual or small panel protein surveillance tools have existed in the healthcare market for decades using traditional assay methods across a range of biospecimen, all of which have the same inherent limitations as those in the research space. Also, cell-free nucleic acid methods have emerged recently as amongst the first molecular surveillance tools in oncology for the emergence of disease progression post treatment or surgery, and may also prove to enable the detection of disease at earlier stages in some cancers where cell-free nucleic acids are present at higher levels. However, the same fundamental challenges exist in this setting. Nucleic acids are still only a proxy for measuring the biological consequences of the functional proteins, and further the sensitivity needed to find early-onset molecular features of disease before it presents clinically is incredibly high. We believe the routine surveillance of proteins at sufficient breadth and depth to capture even the exceptionally low-frequency changes will be a key area of interest in the future. This application has implications across not only oncology, but across virtually any human disease where the molecular underpinnings driving that disease may one day be revealed and then tracked to identify that disease earlier, measure the response to treatments, and create a comprehensive and dynamic view of our overall molecular health.
Diagnostics, Clinical Research and Drug Development Applications
Transitioning from Discovery into Clinical Application
We believe one of the largest and most impactful applications for our technology in the future will be the development of diagnostics that leverage the sensitivity, speed, stability, and ease of use we are designing our system to achieve. Significant technical and practical barriers have existed with prior high-throughput proteomic technologies preventing them from accessing the clinic. Despite advances in sample preparation methods, we believe the detection of enriched and modified protein samples by mass spectrometry will continue to experience challenges in the effort to transition to the clinic. We believe our novel protein detection method embodies the performance characteristics and design criteria that will be desirable for clinical applications. We further believe there will be opportunities to identify and develop content for proteomic clinical diagnostic tools as a result of the more direct nature of measuring the individual proteins at the source of biological function, as opposed to inferring biological function from genomic or gene expression measurements.
We also believe there will be an opportunity to leverage the proteoform pattern detection methods established in a translational research setting into the development of clinical tests in the future. We expect that once our technology is validated in a translational research setting for the identification of proteoform patterns which are themselves biomarkers of disease, we could potentially be in the position of being the only technology capable of physically detecting such patterns. We believe this presents an opportunity to use our Nautilus platform to continue to advance these applications and methods of proteoform pattern biomarker detection from discovery all the way through to future diagnostic using our technology. As we work to build evidence with our customers and partners on the utility of new proteoform patterns as translational and clinical biomarkers, we believe such applications of our Nautilus platform could have a profound impact on precision medicine.
Precision Medicine Development & Clinical Trial Support
We believe there is tremendous demand for broad scale proteomic data across the continuum of preclinical and clinical drug development. Starting at the earliest stages of therapeutic asset development, the ability to strategically inform and prioritize experimental compounds with deep proteomic data will provide a much more comprehensive view of cellular responses and resistance mechanisms. This data may also create a new perspective on how to modify experimental therapies to interact with molecular pathways in much more specific and intentional ways. We believe these types of applications present a very compelling use-case for our Nautilus platform.
We first expect adoption of our Nautilus platform could occur in the preclinical and clinical retrospective settings, where we believe single-molecule proteomic and proteoform composition and frequency will become essential tools in building a more complete picture of how experimental medicines are interacting in complex molecular pathways. Each individual tissue type offers its own unique profile of expressed proteins and functions, where advances in proteomic data breadth and depth may elucidate how and where a compound is interacting within these different cell types. We also believe this type of comprehensive proteomic analysis could become an important tool for improving our understanding of drug toxicities, metabolism and distribution. For this application, our technology has the potential to substantially improve visibility to the entire landscape of drug-target interactions, and consequently may help to improve the probability of creating strong therapeutic responses while minimizing detrimental or off-target effects. As these new insights become available, we further believe our customers may engage in very large-scale studies to catalog the frequency of target proteins and proteomic patterns across large and diverse biobanks that represent the intent to treat populations of interest, which will help inform and prioritize the development strategy and the potential impact of their experimental therapy pipelines.
We believe that as these advances in the application of large-scale proteomic data are realized in preclinical and retrospective settings, a natural transition will occur where our customers and partners will seek to apply their learnings in prospective settings. In the prospective clinical development environment, we believe the same design features which make our Nautilus platform desirable in a research setting can be fully realized. Prior proteomic profiling technologies have struggled to make an impact in prospective clinical settings due to a lack of run-to-run data reproducibility, slow turn-around-time, and overall complexity of practical implementation. We believe our Nautilus platform design is ideally suited for the quality, stability, and speed required to fully realize the value of accessing deep proteomic profiling data to identify biomarkers that stratify patients for clinical trials and improve drug development.
OUR PRODUCTS
Overview
Our primary business model is anticipated to be focused on the commercialization of our Nautilus platform through the sale of instrumentation, consumables, and software. Our proteome analysis system is our detection instrument at the center of our product suite, supported by reagent consumables for the preparation and analysis of proteins, and followed by sophisticated machine learning software architecture for the analysis of our data in the cloud.
Proteome Analysis System & Reagent Kits
Our proteome analysis system is a high-resolution optical imaging sub-system coupled with an integrated fluidics sub-system in order to process multi-cycle labeled affinity reagent binding and imaging runs. System run reagent kits are comprised of two main components: the flow cell(s), and the affinity binding reagents used to perform multi-cycle analysis runs.
Our initial flow cell design includes 4 physically separated and independent fluid channels, or “lanes”, such that a customer can introduce a unique biological sample in to each lane for multi-cycle analysis. Our proteome analysis system is designed to hold and concurrently analyze up to three flow cells in a single system run, for a total of 12 lanes. Additional sample throughput may also be achieved by the use of a molecular barcode in our reagent kits that will enable the multiplexing of more than one barcoded sample library together within a single lane for analysis. Our high-throughput multiplexed reagent kits are expected to support up to 24 samples per run, and may be further scaled in the future.
Affinity binding reagents will also be included within each system run reagent kit. Reagent kits will be offered in configurations that cover a catalog of proteomic content desired by our customers by supplying different combinations of reagents together within a given kit. We intend to supply a standardized set of affinity binding reagents for the broad-scale detection of proteins, or “proteome kits”, as well as protein-specific or proteoform-specific reagent content sets, or “targeted proteoform kits”, focused on high interest areas of disease research. Additionally, custom affinity reagent labeling kits are expected to be supplied to enable customers to label their own in-house developed affinity reagents to be compatible with Nautilus chemistry for use on the system.
Sample Preparation Kits
Our proprietary sample preparation kits are expected to be intended for the isolation and library preparation of proteins from a variety of input materials including cell cultures, tissues and biospecimen. The library preparation includes an automatable workflow consisting of chemically labeling target proteins and attaching them to a scaffold used to deposit proteins on our flow cell. Given the breadth and depth of data output capability planned for our proteome analysis system, it is not expected that additional protein sample enrichment, enhancement or pre-treatments of samples will be required for processing, but we do intend to be compatible with such input materials. We also expect our customers and partners may intend to design their own custom process to target specific proteins prior to creating a library with them, and we intend to ensure our kits will be compatible with pre-treated or enriched protein samples. Our protein library preparation process is designed to be simple, efficient, and robust, all features which are expected to allow for easy automated processing for high throughput applications.
Software & Analysis
Our machine learning protein identification analysis software suite also is expected to be utilized as the secondary analysis engine to decode the proteome analysis system raw data. Our software is expected to be a SaaS based service, utilizing Nautilus’ machine learning computational algorithms required to identify and quantify the proteins or proteoforms present on the system run. Our software is a learning and evolving system, which we are designing to improve in accuracy over time as the protein feature profiles are refined and trained across a growing database and our software has demonstrated this potential ability in our internal tests. We expect our software enhancements in performance will also be accessible to customers who wish to re-analyze prior run data with later versions to deliver new insight and discovery value.
SALES & MARKETING
Commercial Strategy
The primary business model we intend to implement is to directly commercialize our entire end-to-end Nautilus platform technology solution through the sale and installation of our proteome analysis system at customer sites; the ongoing sale of consumables covering a broad suite of applications run on our system; a SaaS analytics and insights software subscription to capture long term value created by our machine learning-based analysis enhancements; and a service warranty plan to maintain our install base and support our customers in the field. We believe a comprehensive solution could offer a compelling value proposition across multiple market segments due to the substantial enhancements it will create in speed and scale of data creation, single protein molecule quantitation, sensitivity, and reproducibility.
We initially intend to target customers with a history of strong performance in proteomic research, and a substantial annual research budget allocation for proteomics technologies and proteomic data. We expect many of our customers will already have high complexity molecular analysis laboratories which include high throughput proteomic or genomic analysis capabilities on site. These customers represent a segment of the greater than 16,000 system install base of mass spectrometry detection systems already in use, many of which are dedicated to proteomic analyses. Our early customers are expected to include large pharma and biotech research groups, sophisticated proteomic translational research laboratories in academia, and large-scale commercial and academic multi-omics research laboratories. As our Nautilus platform is introduced into these customer segments, we further intend to expand our commercialization into clinical settings, where our target customers are expected to include pharma and biotech clinical development groups, contract research organizations, and ultimately, diagnostic laboratories.
Our proteome analysis system is expected to be priced in-line with mass spectrometry peptide detection equipment, or high-throughput NGS equipment, making the capital expense for our system within the budget for our initial customers. Our consumables are expected be priced at a level that provides comparable market value for full proteome analysis. The use of multiplexed run configurations will continue to grow over time, which we believe will help to reduce our costs and the price-per-sample of our reagent kits such that we are able to support customers with very high-throughput applications of our systems. We expect these high-throughput run configurations and economics to accelerate the initiation of large-scale proteomics and multi-omics research projects, and also to be much more compatible with centralized core lab facility operations with requirements for proteomic data generation that can support an entire organization or user base.
Because we believe our unique approach to protein and proteoform detection is a significant deviation from any prior method, we believe it is critical to provide the market with peer reviewed publications describing our technology and its performance capabilities, and to demonstrate its ability to deliver new biological insight. Our publication strategy is a key component of our overall go-to-market plan, and we expect to spend considerable time and resources building these fundamental proof-sources to accelerate adoption of our proteome analysis system. We further believe that once our proteome analysis system is launched, a key performance indicator of our success will be the rate of new publications generated using our technology. We intend to track this closely, and we expect to invest both internally and externally to accelerate the pace of new research and publications leveraging our Nautilus platform pre- and post- proteome analysis system launch.
Go-To-Market Strategy
We expect our proteome analysis system technology will be highly disruptive to the current proteomics technology and market landscape, and as a result, we have designed our go-to-market plan with a similar strategy to the highly successful NGS platform technology introduction and commercialization in genomics. We also believe that engaging with the market early is a critically important activity in building confidence and awareness of our technology and its capabilities.
Our planned go-to-market strategy is organized into 3 phases:
1)Collaborations & Partnerships
2)Early Access Program
3)Proteome Analysis System Launch & Commercial Scale Up
We have mapped the phases of our go-to-market strategy against specific technology development milestones which we believe will allow us to build the value proposition of our technology early, and to grow it in conjunction with our Nautilus platform enhancements over time. Our strategy to utilize our Nautilus platform early in its formal development cycle through partnerships is an important component, and in part can be attributed to the inherent flexibility we have to employ commercially available reagents for targeted applications of single-molecule proteomics that drive new and significant discovery value. Further, as we advance from low-cycle targeted applications towards longer runs with increasing data output, we believe each of the milestones on our development plan are potentially new and unprecedented advancements we can leverage to build commercial momentum.

Aligning Go-to-Market Strategy with Research and Development Milestones
Collaborations & Partnerships
We believe that directly engaging the market early, well before system launch, has the potential to be a very important differentiator to raise awareness of our novel Nautilus platform as it matures throughout the formal development process, and to build credibility as we educate the community on our scientific approach through the value of our data. We believe the most effective way to engage our future customers now is through partnerships and collaborations, with the primary purpose of driving new and meaningful biological insights while demonstrating our technology’s performance, unique characteristics, and capabilities. We have launched a formal partnering program with the goal of establishing multiple research collaborations generating data and publications in high impact research areas. We also believe we can use these collaborations to improve the performance characteristics of our technology during development, and we can shape the system and run parameters to more precisely meet our customer’s needs. We intend to target projects with these engagements that will help to define and validate our product applications, which we expect will further aid in the rapid adoption of such applications once directly commercialized as products.
Early Access Program
Following the important Collaboration and Partnership work necessary to lay a foundation of publications describing our technology and the initial product applications, we believe we will have a body of scientific evidence sufficient to start building demand for our technology and the single-molecule proteomic data it generates. We then intend to initiate our pre-sales activities, which include the launch of an Early Access Program comprised of a service offering that will generate data on customer biological samples using our prototype systems run by Nautilus staff in our facilities. Using this Early Access Program, we intend to begin building a pipeline of customer engagements, supporting their evaluations of our technology through proof of concept and pilot studies, and giving them access to our data to begin establishing interest in our proteome analysis system leading up to launch.
We further intend to build on the momentum of our Early Access Program by expanding it to include a small group of target customers for the sales and subsequent testing of our first generation proteome analysis system on site at their facilities. Our goal in the planned proteome analysis system Early Access Program is to establish this influential group of customers as reference sites ahead of our broader commercial launch, and to integrate the learnings from our system performance outside of our own laboratories to improve the performance and robustness of our system and process design.
Proteome Analysis System Launch and Commercial Scale Up
At full commercial proteome analysis system launch, we expect to continue offering our Proteomic Data Early Access Program, and to maintain the laboratory services to continue supporting POC and pilot projects for an extended period of time to continue building our sales funnel. Our proteome analysis system launch is expected to be coupled with a substantial scale up of our commercial sales and marketing workforce. We intend to employ a “land and expand” sales model to promote high value cutting edge technology adoption, where we will first establish a presence in key accounts across our customer demographics, then work to broaden and expand our value and contributions across those key account organizations while concurrently growing our customer base through an increasing salesforce. We expect to commercialize directly in the United States, and in the future to expand commercial operations to the Asia Pacific and European regions. Following our initial proteome analysis system commercial launch, we expect future system upgrades and enhancements periodically over time that will further drive discovery potential and our business with each incremental advancement.
Our planned commercialization strategy and technology are designed to offer a highly differentiated and defensible position in the market we intend to capitalize on. We believe we will have significant competitive advantages if we are able to execute on the following opportunities:
•Being first to market with a novel protein and proteoform detection platform;
•Demonstrating the ability to unlock new sources of primary biological information with proteoform mapping and rare protein detection;
•Providing immense data production capacity, driving discovery by enabling large scale studies and building our database to become a strategic asset;
•Implementing a proven commercial model with an efficient direct salesforce; and
•Expanding our impact into clinical applications, precision medicine and diagnostics.
Partnerships
In December of 2020, we signed a research collaboration agreement with Genentech to engage in a pilot study using our technology. This partnership is consistent with our objectives in Phase I of our commercial go-to-market strategy to build external collaborations and relationships that produce data and publications based on the application of our Nautilus platform technology to deliver a meaningful biological insight. We are collaborating with Genentech using our proteome analysis system to analyze and map the proteoform landscape of a Genentech protein target of interest. We aim to submit results for publication in early 2022.
In October 2021, we entered into a research collaboration agreement with Amgen in which the Nautilus platform will be used across a number of projects to investigate proteins and proteoforms of interest to the Company. Also in October 2021, we signed a research agreement with The University of Texas MD Anderson Cancer Center. The Nautilus platform will be applied in measuring the quantity and patterns of post-translational modifications on specific oncology protein targets of interest across different settings, such as pre- and post treatment.
Commercial Organization
We plan to build out a world-class commercial organization, focused on delivering value and support through every stage of the sales cycle. Our company is driven by the advancement of science and the improvement of human health, and we anticipate our commercial organization to be scientifically oriented to align with the goals and objectives of our customers. We believe strongly in building an exceptional support infrastructure, which we believe will be particularly important for our customers given the scale and novelty of data we anticipate our systems will provide. We aim to build long-term loyalty with our customers by enhancing their individual research programs, enabling their successes, and driving growth within their organizations through their successful use of our technologies.
MANUFACTURING AND SUPPLY
Reagent and Flow Cell Consumables
We have designed and sourced our consumables primarily from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for several of our critical reagents. We currently source base nanoarray chips and flow cell components, sample preparation and assay reagents. We believe that our suppliers have sufficient capacity to meet our near-term development needs through to commercialization. We believe it may be advantageous to have multiple sources for our consumable components and reagents in the future, to help reduce the risk of production delays or quality issues that may cause a disruption to our development timelines or pre-commercial activities. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors— Risks Related to our Business.”

Instrumentation
Our proteome analysis system instrumentation automates the Nautilus assay chemistry concurrent with rapid optical imaging of the flow cell. The current system is an early-stage design, used for optimization of the function and design of each component. We currently source components for our systems from external manufacturers and assemble them in-house at our San Carlos, CA facility. Once development is completed, we will determine the most appropriate path for high volume production. This may consist of a process developed by contract manufacturing of major system components with final assembly and testing in-house, or fully outsourced production, or some combination of both.
COMPETITION
The life sciences market is highly competitive. There are other companies, both established and early-stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, multiplexed or high-throughput proteomic analysis. Nautilus currently competes with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. These companies include Agilent Technologies; Becton, Dickinson and Company; Bruker Corporation; Danaher; Luminex; Olink Proteomics; Quanterix; SomaLogic; Quantum-Si; and Thermo Fisher Scientific. Nautilus also competes with a number of emerging companies that are developing proteomic products and solutions. Some of these companies may be further along in their commercial and operating plans than we are, including actively commercializing products and growing established marketing and sales forces. Other competitors are earlier than us, and in the process of developing their technologies for the life sciences market which may lead to products that rival or replace our products.
However, we believe we are substantially differentiated from our competitors for many reasons, including our novel approach to high throughput and massively parallel proteomic technology, the unique and proprietary nature of our technologies, the novel detail of protein modification mapping our platform can achieve, our rigorous product development processes and quality of science, our multidisciplinary teams, and our access to an immediate growing market with opportunities to expand into adjacent translational and clinical markets. We believe our customers will favor our products and company because of these differentiators.
GOVERNMENT REGULATION
The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of medical devices are subject to regulation in the United States by the Center for Devices and Radiological Health of the U.S. Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act (FDC Act) and comparable state and international agencies. FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), or premarket approval pursuant to the FDC Act prior to marketing, unless subject to an exemption.
We intend to label and sell our products for research purposes only (RUO) and expect to sell them to academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, are not subject to regulation by FDA. Rather, while FDA regulations require that research use only products be labeled with – “For Research Use Only. Not for use in diagnostic procedures.” – the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.
In November 2013, the FDA issued a final guidance on products labeled RUO, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product, stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicates that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities. If FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval prior to commercialization. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable rules, laws and regulations.
In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production, and marketing. Products that we may develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (IVDs) by the FDA and comparable agencies in other countries. In the U.S., if we market our products for use in performing clinical diagnostics, such products would be subject to regulation by the FDA under pre-market and post-market control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior premarket approval from the FDA before commercializing the product.
The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FDC Act. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications (PMAs) have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. If no legally marketed predicate can be identified for a new device to enable the use of the 510(k) pathway, the device is automatically classified under the FDC Act as class III, which generally requires PMA approval. However, FDA can reclassify or use “de novo classification” for a device that meets the FDC Act standards for a class II device, permitting the device to be marketed without PMA approval. To grant such a reclassification, FDA must determine that the FDC Act’s general controls alone, or general controls and special controls together, are sufficient to provide a reasonable assurance of the device’s safety and effectiveness. The de novo classification route is generally less burdensome than the PMA approval process.
Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (IDE) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.
All medical devices, including IVDs, that are regulated by the FDA are also subject to the quality system regulation. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and may involve considerable delay. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such diagnostic products. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products in the future. In addition, regulatory agencies may introduce new requirements that may change the regulatory requirements for us or our customers, or both.
As noted above, although our products are currently labeled and sold for research purposes only, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (LDTs) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We would become subject to additional FDA requirements if our products are determined to be medical devices or if we elect to seek 510(k) clearance or premarket approval. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements.
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the European Union (EU) IVD Directive and/or the IVD Medical Device Regulation (IVDR) European Union (EU) 2017/746. The IVDR was published in 2017, will replace the IVD Directive, is significantly more extensive than the IVD Directive, including requirements on performance data and quality system, and will become fully enforceable in 2022. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.
As part of the Trump Administration’s efforts to combat COVID-19 and consistent with President Trump’s direction in Executive Orders 13771 (Executive Order on Reducing Regulation and Controlling Regulatory Costs) and 13924 (Executive Order on Regulatory Relief to Support Economic Recovery), the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. Although the Biden administration has not taken affirmative steps to rescind this announcement issued by the previous administration, this 2020 HHS policy statement is no longer posted on the HHS website. Further, Congress has recently proposed legislation to create a new LDT and in vitro diagnostic regulatory framework for all in vitro clinical tests that would be separate and distinct from the existing medical device regulatory framework. In June 2021, members of the U.S. House of Representatives formally introduced the VALID Act (Verifying Accurate Leading-edge IVCT Development Act of 2021) and an identical version of the bill was introduced in the U.S. Senate. If passed, the VALID Act would create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of FDA’s oversight. It is unclear whether the VALID Act or any other legislative proposals would be passed by Congress or signed into law by the President. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments.
In the future, to the extent we develop any clinical diagnostic assays, we may pursue payment for such products through a diverse and broad range of channels and seek coverage and reimbursement by government health insurance programs and commercial third-party payors for such products. In the United States, there is no uniform coverage for clinical laboratory tests. The extent of coverage and rate of payment for covered services or items vary from payor to payor. Obtaining coverage and reimbursement for such products can be uncertain, time-consuming, and expensive, and, even if favorable coverage and reimbursement status were attained for our tests, to the extent applicable, less favorable coverage policies and reimbursement rates may be implemented in the future. Changes in healthcare regulatory policies could also increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our products, decrease our revenue and adversely impact sales of, and pricing of and reimbursement for, our products.
For further discussion of the risks we face relating to regulation, see the section titled “Risk factors— Risks Related to our Business— Risks Related to Regulatory and Legal Compliance Matters.”
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by covered entities subject to HIPAA, such as health plans, health care clearinghouses and healthcare providers, and their respective business associates that access protected health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
In addition, in the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies. The California Privacy Rights Act (CPRA), whose substantive provisions go into effect in 2023, revises and expands the CCPA. While we are not currently subject to the CCPA, we may in the future be required to comply with the CCPA, which may increase our compliance costs and potential liability. Furthermore, the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
Furthermore, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
Further, with the end of the United Kingdom’s transition period to leave the European Union, or the Brexit transition period, on December 31, 2020, there is uncertainty with regard to medical device and data protection regulations as well as other regulations that may apply to our industry in the United Kingdom, including new guidance, rules, and regulations by the Medicines and Healthcare products Regulatory Agency (MHRA).
Our research and development processes involve the controlled use of hazardous materials, including select chemicals that may be flammables, toxic or corrosives, which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations governing hazardous materials under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages, remediation costs, and fines as a result of our, or our agents’ or contractors’, business operations should contamination of the environment or individual exposure to hazardous materials occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.
For further discussion of the risks we face relating to regulation, see the section titled “Risk factors— Risks Related to our Business— Risks Related to Regulatory and Legal Compliance Matters.”
Intellectual Property
Patents
We strive to obtain and maintain intellectual protection for our products and technology by using a variety of intellectual protection strategies, such as patents, trademarks, trade secrets and other methods of protecting proprietary information.
As of December 31, 2021, we owned four issued U.S. patents, approximately twenty pending U.S. non-provisional patent applications, approximately fourteen pending U.S. provisional patent applications, and approximately forty-two pending foreign patent applications, including four international patent applications filed under the Patent Cooperation Treaty (PCT application). Our owned patents and patent applications, if issued, are expected to expire between 2037 and 2042, in each case absent any patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Our solely owned patents and patent applications contain, among others, claims directed to our core platform technology, such as compositions, methods, and systems directed to identifying and quantifying proteins utilizing probes that can bind different epitopes of the proteins with different degrees of binding non-specificity; reagents and materials; instruments; sample preparation; and high throughput decoding algorithms amongst other things.
Trade Secrets
In addition to patents, we utilize trade secrets and proprietary know-how to boost our competitive position. Specifically, we rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property.
Trademarks
As of December 31, 2021, we owned approximately six registered trademarks in China, the United Kingdom, and Europe. In addition, we have three pending trademark applications in the U.S., China and Canada.
Collaboration Agreements
We have entered into research collaboration agreements with Genentech in December 2020, with Amgen in October 2021, and with The University of Texas MD Anderson Cancer Center in October 2021. Under each of these agreements, respective research collaboration teams are using the Nautilus platform to analyze and map proteoforms of interest to the specific collaborator. These agreements are for research only and we will not generate any revenue under the agreements.
Scientific Advisory Board
We have assembled a highly qualified scientific advisory board composed of advisors who have deep expertise in the fields of proteomics, medicine, regulatory compliance and data science. Our scientific advisory board is composed of:
Ruedi Aebersold, Ph.D.
Dr. Aebersold is Professor of Systems Biology at the Institute of Molecular Systems Biology in ETH Zurich (IMSB). He is widely considered a pioneer in the field of proteomics and has served as the head of the biology/disease branch of the human proteome project.
Lee Hartwell, Ph.D.
Dr. Hartwell is the President and Director Emeritus of the Fred Hutchinson Cancer Research Center. He is a 2001 Co-recipient Nobel Prize in Physiology and Medicine for his discovery of the protein molecules that control the division of cells.
Joshua LaBaer, MD, Ph.D.
Dr. LaBaer is the Executive Director of the Biodesign Institute at Arizona State University. He is a leading researcher in cancer and personalized medicine and the inventor of the novel protein microarray technology, Nucleic Acid Programmable Protein Array (NAPPA), which has been used widely for biomedical research.
Emma Lundberg, Ph.D.
Dr. Lundberg is a Professor in cell biology proteomics at KTH Royal Institute of Technology, Sweden, and Director of the Cell Atlas of the Human Protein Atlas, an international proteomics and cell mapping project. Dr. Lundberg also holds the positions of Director of the Cell Profiling facility at the Science for Life Laboratory (SciLifeLab) in Sweden.
Employees and Human Capital
As of December 31, 2021, we had 113 employees, all based in the United States, many of whom hold doctorate degrees. Of these employees, 83 were engaged in research and development activities, and 30 were engaged in general and administrative activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Corporate and Available Information
Our principal executive offices are located at 2701 Eastlake Avenue East Seattle, Washington, 98102, and our telephone number is (206) 333-2001. Our investor relations website is located at http://www.nautilus.bio/investors/. Information contained on the website is not incorporated by reference into this Form 10-K or any other filings we make with the SEC.
We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “Financial Information—SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

Item 1A. Risk Factors
You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:
Risks Related to Our Business
•We are a development stage company that has incurred net losses in every period to date, has not yet commercialized any products, and expects to continue to incur significant losses as we develop our business.
•Our business is entirely dependent on the successful development and commercialization of our proteomics platform (the “Nautilus platform”), which remains in the development stage and could be subject to delays, technical challenges and market acceptance challenges.
•We may not compete successfully with our initial or future products in the highly competitive life sciences technology market.
•We are dependent upon third parties for certain aspects of the development and commercialization of the Nautilus platform.
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

Risks Related to Our Intellectual Property
•We may be unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of our intellectual property protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours.
•We may not be able to protect our intellectual property and proprietary rights throughout the world.

Risks Related to Litigation
•We may become involved in litigation to enforce or defend our intellectual property rights, or to defend ourselves from claims that we infringe the intellectual property rights of others.
•We may face liability and/or negative publicity for any unknown defects or errors in our products.
Risks Related to Regulatory and Legal Compliance Matters
•Our products may, in the future, be subject to regulation by the FDA or other regulatory authorities.
•We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations, as well as the laws and regulations of other countries, relating to how we collect, store and processes personal information.
•Future expansion of our development and commercialization activities outside of the United States, may subject us to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and similar laws.
•Environmental and health safety laws, including any failure to comply with such laws, may result in liabilities, expenses and restrictions on our operations.
•Our employees, independent contractors, consultants, commercial partners, distributors and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
Risks Related to our Operations
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
•Global supply chain interruptions may negatively impact the development and commercialization of our products.

Risks Related to Our Common Stock
•The price of and market for our Common Stock may be volatile, which could result in substantial losses for investors and/or an inability to readily trade in our Common Stock.

General Risk Factors
•We will incur significant increased costs and management resources as a result of operating as a public company.
•Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.
•Our ability to timely and accurately report our financial results and projections as a public company may be impacted by the effectiveness of our internal controls, and our estimates and judgments relating to critical accounting policies.
Risks Related to Our Business
We are a development stage company that has incurred net losses in every period to date, has not yet commercialized any products, and expects to continue to incur significant losses as we develop our business. We may never achieve profitability.
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus Platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $50.3 million, $15.6 million and $9.6 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $80.6 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K.

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
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our Nautilus platform. Additionally, in developing our platform technology, we may rely on co-development partners to assist us in the development of certain component technologies in our platform. These partners may not be successful in delivering these component technologies on time, to our specifications, or at all, which could have an adverse impact on our ability to meet our development timelines, and/or our products level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus platform to comprehensively measure the human proteome, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products fail to deliver currently anticipated functionality and levels of performance, if our products are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products and technologies, we may never recognize material revenue and may be unable to continue our operations.
We have not yet commercially launched our Nautilus platform. We may not be able to launch our Nautilus platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of our product, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we are seeking to enter collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in its facility and shared via a cloud platform. We do not anticipate that these activities will result in any material revenue. During this phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. We expect this second phase to lead into the third phase of broad commercialization by the end of 2023. We do not expect to realize any material revenue prior to the second half of 2023.
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
In order for us to commercialize our Nautilus platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus platform, including our proteome analysis system and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our platform and consumables to support large-scale commercial production. In connection with our Nautilus platform, we intend to utilize over 300 complex reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There are no assurances that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market. In addition, in connection with establishing third party relationships or sourcing component supplies, including with respect to reagents and antibodies, we may incur costs that are higher than currently expected and that may adversely affect our gross margins and operating results following commercialization. Assuming we complete development of our Nautilus platform, we may experience manufacturing and product quality issues as we increase the scale of our production. Any delay or inability in establishing or expanding our manufacturing capacity could diminish our ability to develop or sell our products, result in increased or unanticipated costs, result in lost revenue, and seriously harm our business, results of operations and financial condition.
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
We rely on third parties for development of certain aspects of the Nautilus platform, and any failure of these third parties to perform their respective obligations in a timely manner or to our specifications could negatively impact our timelines, costs or product performance.
We are engaged with a number of third party collaborators who assist us in co-development of certain aspects of the Nautilus platform, including, for example, certain affinity reagents and array chip substrates. Our agreements with these third party collaborators include obligations for these third parties to deliver certain aspects of technology to be used in the Nautilus platform in accordance with certain defined timelines, in accordance with defined specifications, and in accordance with certain cost limitations. We have also sought to include redundancy and contingency planning with respect to the efforts of our third party collaborators where practicable. Despite our contractual assurances and contingency planning, it is possible that one or more of our third party collaborators may fail to deliver their respective technologies to us on time or in accordance with our specifications, and such failure could negatively impact the timing of the commercialization of the Nautilus platform, its performance, or its cost.
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
•the impact that economic inflation may have on our costs for manufacturing our products
•the prices at which we will be able to sell our Nautilus platform;
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
Based on our current plans, we believe that our available resources and existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least 12 months from the date of this Annual Report on Form 10-K. If our available resources and existing cash and cash equivalents and short-term investments are insufficient to satisfy our liquidity requirements, including because of the realization of other risks described in this Annual Report on Form 10-K, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.
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
Litigation may be necessary for us to enforce our patent and proprietary rights and/or to determine the scope, coverage and validity of others’ proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the USPTO that could result in substantial legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, unenforceability, re-examination and opposition proceedings against our patents. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require or a competitor may have already obtained an exclusive license to such technology in all fields. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In some cases, the outcome of litigation may be to enjoin us from commercializing a patent protected technology. We could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.
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

Risks Related to Litigation
We may become involved in litigation to enforce or defend our intellectual property rights, or defend ourselves from claims that we infringe the intellectual property rights of others, which litigation could consume significant resources and management time, and in which an adverse result could result in loss of our intellectual property rights, a requirement that we pay significant damages, and could prevent us from selling our products.
The life sciences industry is highly competitive, and companies in this industry routinely engage in litigation and governmental proceedings to enforce and defend the intellectual property rights that they believe they possess. We may become involved in litigation or governmental and/or administrative proceedings to enforce or defend our intellectual property rights. Additionally, we may become involved in litigation and/or governmental or administrative proceedings to defend ourselves from claims that our products or services infringe the intellectual property rights of others, or to challenge the claimed intellectual property rights of others where we believe they may not be entitled to such rights. Such litigation and governmental proceedings are inherently unpredictable and costly, and can require significant time and attention of management. In addition to the costs and distraction of litigation, if we are unsuccessful in enforcing our intellectual property rights, or in defending our intellectual property rights from challenges of others, wit could result in our loss of our ability to exclude others from practicing aspects of our technology which could lead to greater competition for our products and services. Additionally, if we are unable to successfully defend ourselves from claims that we infringe the intellectual property rights of others and are unable to develop non-infringing alternative approaches for our products and services, we may be required to pay significant damages and ongoing royalties, or we may be prohibited from selling our products and services. Our success depends upon our ability to successfully enforce and defend our own intellectual property rights, and to defend ourselves from claims that we infringe the intellectual property rights of others.
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
Even if the FDA does not modify its policy of enforcement discretion, whether due to changes in FDA policy or legislative action, the FDA may disagree with the marketing of our current products in the United States. We may also be required to conduct clinical studies to support our currently marketed products or planned product launches. If we are required to conduct such clinical trials or to obtain regulatory authorization, delays in the commencement of our product launches or our changes to our current marketing strategy could significantly increase our costs and delay our commercialization plans, which could harm our financial prospects.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of December 31, 2021, we had 113 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
Global supply chain interruptions could adversely affect our ability to develop and commercialize our products.
We may be subject to supply chain interruptions. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to further develop our products or to manufacture and deliver our products or services, which could negatively impact our timelines and business results.
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
Our research and development processes involve the controlled use of hazardous materials, including select chemicals that may be flammables, toxic or corrosives, as well as potential biohazard materials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. In addition, our Nautilus platform involves the use of a high-powered laser system, which could result in injury. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages and suspension of our operations.
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
As of December 31, 2021, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.2% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

A significant portion of our total outstanding shares of Common Stock were initially restricted from immediate resale in connection with the closing of the Business Combination but the restrictions have expired and such shares may now be sold into the market. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.
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
Pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”) and our Bylaws, subject to certain exceptions, ARYA’s initial shareholders, the Sponsor, the Perceptive PIPE Investor and the Nautilus stockholders were restricted from selling or transferring any shares of our Common Stock for a period of 180 days from the closing of the Business Combination. However, such restrictions expired on December 6, 2021, and these shares of Common Stock may now be sold into the market. Pursuant to the Registration Rights and Lock-Up Agreement and the Subscription Agreements entered into in connection with the PIPE Financing, we filed resale registration statements to provide for the resale of the shares issued in the PIPE Financing and the shares of our Common Stock held by the parties to the Registration Rights and Lock-Up Agreement. The market price of our Common Stock could decline if the holders of previously restricted shares and/or holders whose shares are registered under such registration statements sell their shares or are perceived by the market as intending to sell their shares.
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
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $0.5 million for federal and $9.1 million for state, which if not utilized will expire in 2037. Federal net operating loss carryforwards of $31.6 million that arose after the 2017 tax year will carryforward indefinitely. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in our ownership. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, the future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which would harm our business.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”) or any subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

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
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our current corporate headquarter is located at 2701 Eastlake Avenue East, Seattle, Washington and our current research and development facilities, and manufacturing centers are located at 835 Industrial Rd, San Carlos, California. The Seattle facility is approximately 14,800 square feet. Our lease on this facility runs through June 2028. The 835 Industrial Rd, San Carlos, California lease is for approximately 45,338 square feet of office and research space. In addition, we signed a lease in December 2021 for approximately 19,957 square feet of additional office and research space at 1561 Industrial Rd, San Carlos, California. This space is currently under construction and has a target commencement date in October 2022. We do not own real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for common stock
Our common stock is listed on the Nasdaq Global Select Market under the symbol “NAUT”.
Holders
As of January 31, 2022, there were 44 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, future debt instruments we issue may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors our board of directors deems relevant.
Equity Compensation Plan
Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None other than as previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
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
Overview
We are a development stage life sciences company creating a platform technology for quantifying and unlocking the complexity of the proteome. Our mission is to transform the field of proteomics by democratizing access to the proteome and enabling fundamental advancements across human health and medicine. We were founded on the belief that incremental advancements of existing technologies are inadequate, and that a bold scientific leap would be required to radically reinvent proteomics and revolutionize precision medicine. Our vision is to integrate our breakthrough innovations in computer science, engineering, and biochemistry to develop and commercialize a proteomic analysis technology of extreme sensitivity and scale. To accomplish this, we have built a prototype of a proteome analysis system, an instrument to perform massively parallel single protein molecule measurements which will be further developed to deliver the speed, simplicity, accuracy, and versatility that we believe is necessary to establish a new gold standard in the field.
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

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of Nautilus’ product, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release phase in which we expect to recognize limited revenue. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in its facility and shared via a cloud platform. We do not anticipate that these activities will result in any material revenue. During this phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. We expect this second phase to lead into the third phase of broad commercialization by the end of 2023. We do not expect to realize any material revenue prior to the second half of 2023.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $345.7 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $50.3 million during the year ended December 31, 2021, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of December 31, 2021, we had an accumulated deficit of $80.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
Impact of COVID-19 Pandemic
The global COVID-19 pandemic continues to rapidly evolve. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. As the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. We are maintaining hygiene and respiratory protocols; controls for social distancing; enhanced cleaning, disinfecting, decontamination, and ventilation protocols; health policies; and usage of personal protective equipment, where appropriate. During March and April of 2020 in which stay at home orders were in place in the state of California and Washington, the volume of ongoing lab work was reduced, and only critical program work in the lab continued with staggered lab employee work shifts to minimize risk of exposure to COVID-19, which disrupted and delayed our ability to conduct development activities. While we were broadly able to resume normal operations in August 2021, if any resurgence or worsening of the COVID-19 pandemic causes us to reinstitute these measures we may experience additional disruption and/or delays in our ability to conduct development activities.
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
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with our employees working remotely fully or intermittently as able from March 2020 until August 2021. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

General and Administrative Expenses
General and administrative expenses consist of salaries and benefits, and stock-based compensation expense for personnel in executive, operations, legal, human resources, finance, marketing, commercial, IT personnel and administrative functions, professional fees for legal, patent, consulting, accounting and audit services, and allocated expenses for technology and facilities. We expense general and administrative expenses in the periods in which they are incurred.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash, cash equivalents and investments and other miscellaneous nonrecurring expenses such as loss on disposal of property and equipment.
Results of Operations
Comparison of Fiscal Year Ended December 31, 2021 to Fiscal Year Ended December 31, 2020
The following table shows our consolidated statements of operations for the periods indicated:

	Year Ended December 31,		2021 to 2020
	2021	2020	Change ($)	Change (%)
	(in thousands)
Operating expenses:
Research and development	$29,352	$12,432	$16,920	136%
General and administrative	21,146	3,312	17,834	538%
Total operating expenses	50,498	15,744	34,754	221%
Other income (expense), net	183	125	58	46%
Net loss	$(50,315)	$(15,619)	$(34,696)	222%
Research and Development Expenses
Research and development expenses were $29.4 million for the year ended December 31, 2021, compared to $12.4 million for the year ended December 31, 2020, an increase of $16.9 million, or 136%. The increase was primarily due to a $8.4 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support on-going development of our products, a $4.2 million increase in laboratory supplies and equipment expense, a $2.2 million increase in costs for development services and a $1.4 million increase in facilities cost.
General and Administrative Expenses
General and administrative expenses were $21.1 million for the year ended December 31, 2021, compared to $3.3 million for the year ended December 31, 2020, an increase of $17.8 million, or 538%. The increase was primarily due to a $9.1 million increase in salaries, related benefits, and stock-based compensation, a $4.1 million increase in professional services, primarily related to audit, legal, and accounting service expenses, a $1.8 million increase in insurance costs and a $0.8 million increase in facilities costs.

Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2021 as compared to the year ended December 31, 2020 changed primarily due to net investment accretion offset by loss on disposal of assets incurred in the year ended December 31, 2021.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $50.3 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $80.6 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $345.7 million.
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
Based on our planned operations, we expect our current cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of the COVID-19 pandemic; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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
Historical Cash Flows
For the Fiscal Years Ended December 31, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(39,241)	$(13,996)
Net cash used in investing activities	(138,964)	(25,279)
Net cash provided by financing activities	327,447	75,899
Net increase in cash, cash equivalents and restricted cash	$149,242	$36,624
Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $39.2 million, primarily resulting from our operating loss of $50.3 million and a $2.8 million increase in prepaid expenses and other assets, partially offset by a $7.9 million of stock-based compensation, a $2.3 million increase in accrued expenses and other liabilities, $1.8 million amortization of operating lease right-of-use assets, a $1.3 million increase in accounts payable and a $1.0 million in depreciation.
During the year ended December 31, 2020, net cash used in operating activities was $14.0 million, primarily resulting from our operating loss of $15.6 million, $1.6 million decrease in operating lease liability, $0.6 million increase in prepaid expenses and other assets, partially offset by $1.6 million amortization of operating lease right-of-use assets, $0.7 million in depreciation, $0.7 million increase in accrued expenses and other liabilities, $0.3 million amortization of premiums on securities and $0.4 million of stock-based compensation.
Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $139.0 million, resulting from $221.8 million in purchases of securities and $2.3 million in purchases of property and equipment, partially offset by $85.1 million in proceeds from sale and maturities of securities.
During the year ended December 31, 2020, net cash used in investing activities was $25.3 million, primarily resulting from $68.4 million in purchases of securities and $0.9 million in purchases of property and equipment, offset by $44.0 million in proceeds from maturities of securities.

Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $327.4, primarily from $335.4 million in proceeds from reverse recapitalization and PIPE financing, partially offset by $8.1 million in payments of offering costs.
During the year ended December 31, 2020, net cash provided by financing activities was $75.9 million, primarily from proceeds from issuance of convertible preferred stock.
Contractual Obligations and Commitments
For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 10, “Commitments and Contingencies” to the consolidated financial statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition results of operations are based upon our financial statements included elsewhere in this prospectus. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses.
We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.
Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our financial statements. We believe that the critical accounting policies listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above.
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, external costs of vendors engaged to conduct research and development activities.
As part of the process of preparing our financial statements, we estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for services for which we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses at the end of each reporting period based on the facts and circumstances known to us at that time. The significant estimates in our accrued research and development expenses relate to expenses incurred with respect to academic research centers and other vendors in connection with research and development activities for which we have not yet been invoiced.
Stock Based Compensation
We maintain a stock-based compensation plan as a long-term incentive for employees, non-employee directors and consultants. The plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock units, and other forms of equity awards. Our stock-based compensation programs include shares issued under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan.
We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and account for forfeitures as they occur. Our stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. To the extent any stock option grants are made subject to the achievement of a performance-based milestone, management evaluates when the achievement of any such performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.
The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:
•Fair Value of Common Stock. See the subsection titled “Common Stock Valuations” below.
•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected Volatility. Historically, we have been a private company and lacked company-specific historical and implied volatility information for our common stock. Therefore, the expected volatility of our common stock was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the equity awards and we expect to continue to do so until such time we have adequate historical data regarding the volatility of our traded common stock price.
•Expected Term. The expected term of stock options represents the weighted-average period that the stock-based awards are expected to be outstanding. We do not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and have opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
•Expected Dividend Yield. The expected dividend rate is zero as we have no history or expectation of declaring dividends on our common stock.
Certain assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
Common Stock Valuations
Prior to the closing of the Business Combination, there had been no public market for our common stock, and, as a result, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants at each grant date, our board of directors considered, among other things, input from management, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:
•our results of operations and financial position, including our levels of available capital resources;
•our stage of development and material risks related to our business;
•progress of our research and development activities;
•our business conditions and projections;
•the market value of stock or equity interests in similar corporations and other entities engaged in trades or businesses substantially similar to ours, the value of which could be readily determined through nondiscretionary, objective means (such as through trading prices on an established securities market or an amount paid in an arm’s length transaction), as well as recently completed mergers and acquisitions of peer companies;

•the lack of marketability of our common stock as a private company;
•the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions and the terms and prices of other arm’s length transactions involving the sale or transfer of our securities;
•the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of our company, given prevailing market conditions;
•the hiring of key personnel and the experience of management;
•trends and developments in our industry;
•external market conditions affecting the life sciences and biotechnology industry sectors; and
•as applicable, the implied equity value of Legacy Nautilus as contemplated by the Business Combination Agreement.
The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:
Option Pricing Method. Under the option pricing method (“OPM”), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.
Probability-Weighted Expected Return Method. The probability-weighted expected return method (“PWERM”) is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
For our valuation performed in May 2020, we utilized the OPM Backsolve approach to estimate the total equity value based on the recently completed Series B redeemable convertible preferred round of financing. Under this method the OPM allocation model is constructed based on our capital structure and reasonable option model inputs (term, volatility, etc.) are assumed. The total equity value in the model is then iterated until the model output for the Series B redeemable convertible preferred stock is equal to its original issue price. We utilized the Hybrid Methodology as the primary allocation method.
For the valuations performed in December 2020, we used a hybrid method utilizing a combination of the OPM and the PWERM. We utilized two different scenarios: (a) a transaction with a SPAC and (b) an acquisition by another company. Under the hybrid method, we used the OPM to allocate the equity value of the business among the various classes of stock. The if-converted method presumes that all shares of our redeemable convertible preferred stock convert into Common Stock based upon their conversion terms and differences in the rights and preferences of the shares of our redeemable convertible preferred stock are ignored. The liquidation method presumes payment of proceeds in accordance with the liquidation terms of each class of stock.
For awards granted in late January 2021, these were granted at the grant date fair value on the date of grant. Our board of directors made a determination of the fair market value of our common stock which contemplated the implied equity value of the Legacy Nautilus per the Business Combination agreement that was executed on February 7, 2021.
In determining the estimated fair value of our common stock at each grant date, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-

average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.
Following the closing of the Business Combination, our board of directors determine the fair market value of our common stock based on its closing price as reported on the date of grant on Nasdaq.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 2, “Significant Accounting Policies” to the consolidated financial statements in this Annual Report on Form 10-K.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents and short-term investments of $345.7 million as of December 31, 2021. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of December 31, 2021, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $1.1 million. Such change would only be realized if we sold the marketable securities prior to maturity.
Inflation Risk
Inflation generally affects us by increasing our cost of labor and goods and services. We believe that inflation has had some effect on our financial results during the periods presented. If we experience continued or future inflationary pressure, it may impact the costs of our operations as well as the costs to manufacture, sell and distribute our products and provide our services in the future. We may not be able to fully offset those increased costs through reduced spending or price increases to our products and services.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nautilus Biotechnology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus Biotechnology, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
February 24, 2022
We have served as the Company’s auditor since 2020.

Nautilus Biotechnology, Inc. Consolidated Balance Sheets At December 31, 2021 and 2020

(in thousands, except share and per share amounts)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$185,619	$36,607
Short-term investments	160,110	40,135
Prepaid expenses and other current assets	3,493	917
Total current assets	349,222	77,659
Property and equipment, net	2,483	1,371
Operating lease right-of-use assets	29,377	4,842
Long-term investments	16,371	—
Other long term assets	997	1,139
Total assets	$398,450	$85,011
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,723	$470
Accrued expenses and other liabilities	3,119	1,069
Current portion of operating lease liability	970	1,479
Total current liabilities	5,812	3,018
Operating lease liability, net of current portion	29,062	3,296
Total liabilities	34,874	6,314
Commitments and contingencies (Note 10)

Redeemable convertible preferred stock:
Series Seed redeemable convertible preferred stock - par value $0.0001, 0 and 13,174,805 shares authorized, issued and outstanding as of December 31, 2021 and 2020, respectively (liquidation preference of $0 and $7,263 as of December 31, 2021 and 2020, respectively)	—	5,494
Series A redeemable convertible preferred stock - par value $0.0001, 0 and 16,836,436 shares authorized, issued and outstanding as of December 31, 2021 and 2020, respectively (liquidation preference of $0 and $27,200 as of December 31, 2021 and 2020, respectively)	—	27,067
Series B redeemable convertible preferred stock - par value $0.0001, 0 and 22,527,535 shares authorized as of December 31, 2021 and 2020, respectively, 0 and 22,164,724 shares issued and outstanding as of December 31, 2021 and 2020, respectively (liquidation preference of $0 and $76,060 as of December 31, 2021 and 2020, respectively)	—	75,857

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 200,000,000 and 0 shares authorized as of December 31, 2021 and 2020, respectively, and 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 98,672,620 shares authorized as of December 31, 2021 and 2020, respectively; 124,303,083 and 33,069,513 shares issued and outstanding as of December 31, 2021 and 2020, respectively	12	1
Additional paid-in capital	444,388	600
Accumulated other comprehensive (loss) income	(184)	3
Accumulated deficit	(80,640)	(30,325)
Total stockholders’ equity (deficit)	363,576	(29,721)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$398,450	$85,011
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Operations Years Ended December 31, 2021 and 2020

(in thousands, except share and per share amounts)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating expenses
Research and development	$29,352	$12,432
General and administrative	21,146	3,312
Total operating expenses	50,498	15,744
Other income (expense), net	183	125
Net loss	$(50,315)	$(15,619)
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	84,464,081	29,089,778
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Comprehensive Loss Years Ended December 31, 2021 and 2020

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$(50,315)	$(15,619)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(187)	(4)
Total other comprehensive loss	(187)	(4)
Comprehensive loss	$(50,502)	$(15,623)
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) Years Ended December 31, 2021 and 2020

	Redeemable Convertible Preferred Stock							Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series Seed		Series A		Series B
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)		Amount	Shares (1)	Amount
Balances at December 31, 2019	13,174,805	$5,494	16,836,436	$27,067	—		$—	32,932,218	$1	$189	$7	$(14,706)	$(14,509)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—		—	137,295	—	42	—	—	42
Issuance of Series B redeemable convertible preferred stock	—	—	—	—	22,164,724		75,857	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—		—	—	—	369	—	—	369
Other comprehensive loss	—	—	—	—	—		—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—		—	—	—	—	—	(15,619)	(15,619)
Balances at December 31, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724		$75,857	33,069,513	$1	$600	$3	$(30,325)	$(29,721)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—		—	273,696	—	167	—	—	167
Issuance of common stock upon exercise of warrants	—	—	—	—	—		—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)		(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	—	38,721,137	4	327,276	—	—	327,280
Stock-based compensation expense	—	—	—	—	—		—	—	—	7,934	—	—	7,934
Other comprehensive loss	—	—	—	—	—		—	—	—	—	(187)	—	(187)
Net loss	—	—	—	—	—		—	—	—	—	—	(50,315)	(50,315)
Balances at December 31, 2021	—	$—	—	$—	—		$—	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2021 and 2020

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities
Net loss	$(50,315)	$(15,619)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	7,934	369
Amortization of operating lease right-of-use assets	1,823	1,636
Depreciation	1,019	710
Amortization of premiums on securities, net	183	282
Loss on disposal of property and equipment	137	13
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,750)	(624)
Accounts payable	1,261	123
Accrued expenses and other liabilities	2,255	695
Operating lease liability	(788)	(1,581)
Net cash used in operating activities	(39,241)	(13,996)
Cash flows from investing activities
Purchases of securities	(221,795)	(68,359)
Purchases of property and equipment	(2,269)	(921)
Proceeds from sale and maturities of securities	85,100	44,001
Net cash used in investing activities	(138,964)	(25,279)
Cash flows from financing activities
Net proceeds from reverse recapitalization and PIPE financing	335,409	—
Proceeds from exercise of stock options	167	42
Payments of offering costs	(8,129)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	75,857
Net cash provided by financing activities	327,447	75,899
Net increase in cash, cash equivalents and restricted cash	149,242	36,624

Cash, cash equivalents and restricted cash at beginning of period	37,219	595
Cash, cash equivalents and restricted cash at end of period	$186,461	$37,219

Supplementary cash flow information on non-cash activities:
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$108,418	$—
Right-of-use assets obtained in exchange for operating lease liability	$29,893	$—
Deferred offering costs reclassified to equity	$8,129	$—
Modification to reduce right-of-use assets and lease liability	$3,535	$—
Acquisitions of property and equipment included in accounts payable	$64	$67
Deferred offering costs in accounts payable and accrued expenses and other liabilities	$—	$212
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements

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
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc. a Delaware corporate (f/k/a ARYA Sciences Acquisition Corp. III, a Cayman Islands exempted company and the Company’s predecessor company (“ARYA”)), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “BCA”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). As a result of the Business Combination, ARYA changed its name to “Nautilus Biotechnology, Inc.” and Mako Merger Sub merged with and into Legacy Nautilus with Legacy Nautilus surviving as the surviving company and becoming a wholly-owned subsidiary of ARYA (the “Merger” and, collectively with the other transactions described in the BCA, the “Reverse Recapitalization”).
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
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission. The accompanying financial statements are consolidated for the year ended December 31, 2021 and include the accounts of Nautilus Biotechnology, Inc. (i.e. former ARYA) and its wholly-owned subsidiary, Legacy Nautilus, following the Reverse Recapitalization as further discussed in Note 3 “Reverse Recapitalization.” All other accompanying financial statements as of December 31, 2020 and for the year ended December 31, 2020 include only the accounts of Legacy Nautilus. All intercompany transactions and balances have been eliminated upon consolidation. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2021, the Company had an accumulated deficit of $80.6 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. The Company had cash, cash equivalents, and short-term investments of $345.7 million as of December 31, 2021. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
costs and underwriters’ fees relating to the closing of the Business Combination. As of the date on which these consolidated financial statements were available to be issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the consolidated financial statements. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely affect the Company’s ability to access capital markets in the future. Furthermore, the impact of the COVID-19 pandemic could adversely impact the Company’s cash flows and operations and delay the Company’s research and development activities.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
2.Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determining the estimated lives of property and equipment, stock-based compensation including the estimated fair value per share of common stock prior to the date the Company became public, research and development accruals, and the valuation allowance for deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentrations of Credit Risk and Other Risks and Uncertainties
Credit risk represents the accounting loss that would be recognized as of the reporting date if counterparties failed completely to perform as contracted.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in U.S. Treasury securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The Company relies on single source suppliers for certain components and materials used in the Nautilus platform. The loss of any of these single source suppliers would require us to expend significant time and effort to locate and qualify an alternative source of supply for these components. The Company also relies, and expects to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
The Company classifies its investments as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). For investments sold prior to maturity, the cost of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net in the consolidated statement of operations.
Other-than-temporary Impairment
The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers factors such as, among other things, the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investment, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and the expected cash flows from the security. If any adjustments to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statement of operations and consolidated statement of comprehensive loss. No such adjustments were necessary during the periods presented.
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
The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities approximate their respective fair values due to their short-term nature.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Offering Costs
Specific incremental costs (i.e. consisting of legal, accounting and other fees and costs) directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all of the costs are expensed. Offering costs capitalized as of December 31, 2020 were $0.2 million and are included within Other long term assets on the Company's consolidated balance sheets. There were no deferred offering costs capitalized as of December 31, 2021.
Property and Equipment, net
Property and equipment, net, consisting primarily of laboratory equipment, computers, furniture and fixtures, and office equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful life.
Useful lives assigned to property and equipment are as follows:

Laboratory equipment	3 years to 5 years
Computer hardware	3 years
Furniture and fixtures	3 years
Office equipment	3 years to 5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income or loss for the period.
Maintenance and repairs are charged to operating expense in the period incurred.
Impairment of Long-Lived Assets
The Company periodically reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
With respect to property and equipment subject to depreciation, the Company compares the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use and eventual disposition of the asset (or asset group). Should the sum of the estimated future net undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss as of that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. No impairment of long-lived assets was recorded in any of the periods presented.
Leases
The Company determines if an arrangement includes a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of the lease payments as the Company's leases generally do not provide an implicit rate. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred, less any lease incentives received. Certain of the Company's leases include renewal options which allow the Company to, at its election, renew or extend the lease for a fixed or indefinite period of time. These renewal periods are included in the lease terms when the Company is

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
reasonably certain the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term when leases are operating leases. If it is considered a finance lease, expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases and to account for the lease and non-lease components as a single lease component. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and recent results of operations, primarily over the most recent three-year period.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs.
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, external costs of vendors engaged to conduct research and development activities.
As part of the process of preparing its financial statements, the Company estimates its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of services performed and the associated cost incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses at the end of each reporting period based on the facts and circumstances known to the Company at that time. The significant estimates in the Company’s accrued research and development expenses relate to expenses incurred with respect to academic research centers and other vendors in connection with research and development activities for which the Company has not yet been invoiced.
Fair Value of Common Stock
The fair value of the Company’s common stock is determined by its Board of Directors with input from management and third-party valuation specialists. The Company’s approach to estimate the fair value of the Company’s common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock requires significant judgement and management considers several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress of research and development efforts. Subsequent to the completion of the Business Combination (as defined in Note 1 and further described in Note 3)

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
the fair value of the Company’s common stock is determined by using the closing price per share of common stock as reported on the Nasdaq.
Stock-based Compensation
The Company accounts for stock-based compensation expense by calculating the estimated fair value of each employee and nonemployee award at the grant date or modification date by applying the Black-Scholes option pricing model (the “model”). The model utilizes the estimated value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and expected dividend yield of the common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized in the period in which the forfeiture occurs. The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award’s recipient’s service payments are classified. The Company’s stock-based compensation programs include stock options grants, as well as shares issued under its 2021 Employee Stock Purchase Plan.
The Company calculates the expected term as the mid-point between the requisite service period and the contractual term of the award.
The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data.
The Company has never declared or paid any dividends and does not currently expect to do so in the future. The risk-free interest rate used in the model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity (deficit) that, under U.S. GAAP are excluded from net loss. For the years ended December 31, 2021 and 2020, unrealized losses on debt securities were included as components of comprehensive loss.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock subject to repurchase, stock options and common stock warrants are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and early exercised stock options are considered to be participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s redeemable convertible preferred stock does not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Since the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Accounting Pronouncements
The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The ASU will become effective for annual periods beginning after December 15, 2020. The Company adopted this guidance effective January 1, 2021 using the prospective method, which did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. This ASU is effective for the Company for its fiscal year ending December 31, 2023. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. This ASU is effective for the Company for its fiscal year ending December 31, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company is in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its consolidated financial statements.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
4.Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of December 31, 2021 and 2020:

(in thousands)		Gross Unrealized			Reported as:
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$21,925	$—	$—	$21,925	$21,925	$—	$—
U.S. treasury bills	15,156	—	(20)	15,136	—	15,136	—
Total Level 1	37,081	—	(20)	37,061	21,925	15,136	—
Level 2
Commercial paper	301,906	2	(90)	301,818	163,694	138,124	—
Corporate debt securities	14,299	—	(36)	14,263	—	6,850	7,413
Agency bonds	8,998	—	(40)	8,958	—	—	8,958
Total Level 2	325,203	2	(166)	325,039	163,694	144,974	16,371
Total Level 1 and Level 2	$362,284	$2	$(186)	$362,100	$185,619	$160,110	$16,371

(in thousands)		Gross Unrealized			Reported as:
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$36,607	$—	$—	$36,607	$36,607	$—	$—
U.S. treasury bills	40,132	4	(1)	40,135	—	40,135	—
Total Level 1	$76,739	$4	$(1)	$76,742	$36,607	$40,135	$—
Contractual maturities of short-term investments as of December 31, 2021 and 2020 are due in one year or less. Contractual maturities of long-term investments as of December 31, 2021 are due after 1 year through 2 years.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
5.Composition of Certain Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Laboratory equipment	$4,032	$2,256
Leasehold improvements	8	169
Computer hardware	157	105
Furniture, fixtures and office equipment	1	126
Construction in progress	279	—
	4,477	2,656
Less: Accumulated depreciation	(1,994)	(1,285)
Total	$2,483	$1,371
The Company recorded $1.0 million and $0.7 million of depreciation expense for the years ended December 31, 2021 and 2020, respectively, which was primarily allocated to research and development expense.
Other Long Term Assets
Other long term assets consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Restricted cash	$842	$612
Deposits	155	315
Deferred offering costs	—	212
Total	$997	$1,139
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Employee compensation	$1,465	$484
Accrued professional and consulting fees	411	452
Accrued facilities	337	—
Accrued research and development	518	—
Other	388	133
Total	$3,119	$1,069

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$185,619	$36,607
Restricted cash included in other long term assets	842	612
Total	$186,461	$37,219
6.Redeemable Convertible Preferred Stock
On June 9, 2021, upon the closing of the Business Combination (as defined in Note 1 and further described in Note 3), all of the outstanding redeemable convertible preferred stock was converted to New Nautilus Common Stock pursuant to the Exchange Ratio effective immediately prior to the Business Combination and the remaining amount was reclassified to additional paid-in capital. As of December 31, 2021 the Company had no issued and outstanding Preferred Stock shares.
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
In June 2021, pursuant to the Business Combination, the Company amended its certificate of incorporation to increase the number of authorized common stock shares to 1,000,000,000. There were 124,303,083 shares issued and outstanding as of December 31, 2021.
Common Stock Warrants
In connection with a term loan that the Company entered into during fiscal year 2017, 63,491 common stock warrants were issued to the lender, and recorded at fair value within additional paid-in capital in stockholders’ equity (deficit). Fair value was determined using the Black-Scholes Option Pricing Model. There were no common stock warrants issued in fiscal years 2021 and 2020. During the fiscal year 2021, all common stock warrants were net exercised and the Company issued 62,722 Common Stock shares to the lender.
Common stock warrants as of December 31, 2020 were as follows:

	December 31, 2020
	Outstanding Warrants
	Number of Warrants	Exercise Price	Expiration Date
Common stock	63,491	$0.12	9/7/2027
Total outstanding common stock warrants	63,491

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	December 31, 2021	December 31, 2020
Shares available for grant under 2021 Equity Incentive Plan	14,481,463	—
Stock options issued and outstanding	8,550,076	5,145,547
Shares available for grant under 2021 Employee Stock Purchase Plan	1,244,900	—
Convertible preferred stock	—	52,175,965
Shares available for grant under 2017 Equity Incentive Plan	—	2,349,673
Common stock warrants outstanding	—	63,491
Total shares of common stock reserved	24,276,439	59,734,676
The shares of the Company’s common, redeemable convertible preferred stock, common stock warrants and shares available for grant, prior to the Business Combination (as defined in Note 1 and further described in Note 3) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
8.Income Taxes
The Company is liable for income taxes in the United States. For the years ended December 31, 2021 and 2020, the Company did not have any income for income tax purposes and therefore, no tax liability or expense has been recorded in these financial statements. The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.
A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax provision is approximately as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal income tax at statutory rate	$(10,566)	$(3,280)
State income tax, net of federal benefit	(3,042)	(960)
Permanent differences	116	226
Tax credits generated in current year	(1,617)	(628)
Valuation allowance change	15,086	4,506
Other	23	136
Total	$—	$—
As of December 31, 2021, the Company had federal net operating loss carryforwards of $0.5 million that begin to expire in 2037 and federal net operating loss carryforwards of $31.6 million that arose after the 2017 tax year that will carryforward indefinitely. The Company has state net operating loss carryforwards of $9.1 million that will begin to expire in 2037.
As of December 31, 2021, the Company had research and development tax credit carryover of $2.0 million and $1.9 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2039. The California credits can be carried forward indefinitely.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of revenue since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, the Company has provided a full valuation allowance against the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
net deferred tax assets. The valuation allowance increased by $15.1 million during the year ended December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets
Depreciation and amortization	$11,928	$4,414
Loss carryforwards	7,319	3,348
Lease liabilities	8,122	1,296
Tax credit carryforwards	2,800	1,183
Equity-based compensation	1,813	64
Other accruals and reserves	41	—
Total deferred tax assets	32,023	10,305
Valuation allowance for deferred tax assets	(24,078)	(8,991)
Total deferred tax assets, net of valuation allowance	$7,945	$1,314

Deferred tax liability
Right-of-use assets	(7,945)	(1,314)
Net deferred tax assets (liability)	$—	$—
The Company began to file income tax returns in the United States in 2017. All tax years are open to examination.
As of December 31, 2021, the Company had an unrecognized tax benefit balance of $0.8 million related to research and development credits and California net operating loss carryforward. No amount of unrecognized tax benefits as of December 31, 2021, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would be reduced to $0 by a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendars years ending 2017 forward for federal and state purposes.
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(in thousands)	December 31, 2021
Balance as of December 31, 2020	$391
Increase based on current year tax positions	446
Balance as of December 31, 2021	$837
Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
limitation in future years. The Company has not, as yet, conducted a study to determine if any such changes have occurred that could limit its ability to use the net operating loss and tax credit carryforwards.
9.Stock Option Plan and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2021, 14,481,463 and 1,244,900 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, participants are permitted to purchase shares of Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
The first offering period is from October 1, 2021 through May 31, 2022. For subsequent offering periods, the Company will be offering a six month purchase period. As of December 31, 2021, no shares of common stock were purchased under the 2021 ESPP.
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
2017 Equity Incentive Plan
At the time of adoption of the 2021 Plan and the 2021 ESPP, no further awards will be granted under the 2017 Equity Incentive Plan (“2017 Plan”) and 7,106,767 shares of common stock were initially reserved for outstanding awards issued under the 2017 Plan

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected term (in years)	5.5 - 6.6	5.1 - 6.4
Expected volatility	90.7% - 94.2%	91.0% - 96.5%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	0.5% - 1.4%	0.3% - 1.4%
Stock price	$5.07 - $11.16	$0.46 - $4.47
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
Expected volatility: Historically, the Company has been a private company and lacked company‑specific historical and implied volatility information for its common stock. Therefore, the expected volatility of the Company’s common stock was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards and the Company expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its traded common stock price.
Expected dividend yield: The expected dividend rate is zero as the Company has no history or expectation of declaring dividends on its common stock.
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
The awards granted in late January 2021 had an exercise price equal to the grant date fair value of the Company’s common stock. The Company’s board of directors made a determination of the fair market value of the Company’s common stock which contemplated the implied equity value of the Company per the Business Combination Agreement that was executed on February 7, 2021. For the period following execution of the Business Combination Agreement through December 31, 2021, options for 2,190,232 common stock shares were granted.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The following table summarizes option award activity during the years ended December 31, 2021 and 2020:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,658,564	$0.34
Granted	3,696,804	$1.04
Exercised	(137,295)	$0.31
Forfeited	(72,526)	$0.44
Outstanding as of December 31, 2020	5,145,547	$0.85
Granted	4,289,317	$9.07
Exercised	(273,696)	$0.61
Forfeited	(611,092)	$5.40
Outstanding as of December 31, 2021	8,550,076	$4.66	8.8	$19,978
Options vested and expected to vest as of December 31, 2021	8,550,076	$4.66
Vested and exercisable at December 31, 2021	1,615,483	$0.88	7.5	$7,214
The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $1.7 million and $0.1 million, respectively. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
The Company’s option award quantities and prices, prior to the Business Combination (as defined in Note 1 and further described in Note 3) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $6.83 and $2.29 per share, respectively.
As of December 31, 2021, there was $27.3 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 3.16 years.
Restricted Stock
In January 2017, the Company granted 32,652,640 shares of restricted common stock to founders for future services that vest over 4 years from the date of grant.
Activity with respect to restricted stock for the years ended December 31, 2021 and 2020 was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested, December 31, 2019	7,406,367	$0.00003
Vested	(6,836,646)	$0.00003
Unvested, December 31, 2020	569,721	$0.00003
Vested	(569,721)	$0.00003
Unvested, December 31, 2021	—	$—

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options and ESPP included in the Company’s consolidated statements of operations:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Research and development	$2,913	$174
General and administrative	5,021	195
Total stock-based compensation expense	$7,934	$369
10.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2021 as the Company had not yet received the related goods or services. As of December 31, 2021, the Company had open purchase commitments for goods and services of $3.0 million, all of which are expected to be received through the next 12 months.
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, Menlo Park, California and San Carlos, California. The operating lease in Menlo Park, California expired in February 2020.
Seattle Leases
The operating lease in Seattle, Washington expired in April 2021 and continued to be renewed month to month until August 2021. In July 2021, the Company entered into a 7-year non-cancellable operating lease, which commenced in August 2021, for an additional office space in Seattle, Washington. Total non-cancellable payments under this lease aggregate $4.5 million through June 2028.
San Carlos Leases
In February 2021, the Company amended its existing facility lease contract in San Carlos, California which was executed to shorten the remaining term of the lease to expire in December 2021 and reduce monthly lease payments and was accounted for as a modification. The impact of this modification reduced the operating lease right-of-use asset and lease liability balance as a $3.3 million non-cash adjustment. Additionally, as a result of the remaining lease term being less than a year, the total remaining operating lease liability balance was classified as current. In September 2021, the Company further amended the facility lease contract in San Carlos, California to shorten the remaining term of the lease to expire in October 2021 and was also accounted for as a modification
In December 2020, the Company entered into a new lease in San Carlos, California for ten years which commenced in October 2021 and expiring in October 2031 with total minimum lease payments of $40.7 million.
In December 2020, the Company also entered into a temporary office space lease agreement in San Carlos, California which commenced in February 2021 and expired in October 2021 with total minimum lease payments of

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
$1.2 million. The temporary office space lease agreement was recognized as a short-term lease due to the election of the short-term lease measurement and recognition exemption.
In December 2021, the Company entered into another lease in San Carlos, California for nine years commencing in October 2022 and expiring in October 2031. The Company can terminate this lease after five years from October 1, 2022 without bearing any significant termination penalties and therefore the Company concluded that the lease term is five years with total minimum lease payments of $7.2 million.
The components of lease costs which were included in operating expenses in the consolidated statements of operations were as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Fixed operating lease costs	$2,539	$2,090
Short-term lease costs	1,225	18
Variable operating lease costs	362	85
Sublease income	—	(77)
Total lease costs	$4,126	$2,116
For the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities was $1.8 million and $2.0 million, respectively.
As of December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 9.44 years and 8.8% respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2021:

(in thousands)
Year Ended December 31,	Lease Obligations
2022	$3,504
2023	4,440
2024	4,570
2025	4,701
2026	4,837
2027 and thereafter	22,942
Total future minimum lease payments	44,994
Less: Imputed interest	(14,962)
Total operating lease liabilities	$30,032
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Letter of Credit
In conjunction with the San Carlos lease agreement entered in December 2020, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.6 million. In conjunction with the San Carlos lease agreement entered in December 2021, the Company amended the existing cash-collateralized letter of credit and increased the amount to $0.8 million. The cash amount is recorded as restricted cash under Other long-term assets on the Company’s consolidated balance sheets.
11.Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020:

(in thousands, except share and per share data)	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net loss attributable to common stockholders	$(50,315)	$(15,619)
Denominator:
Weighted average common shares outstanding	84,481,251	32,990,651
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(17,170)	(3,900,873)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	84,464,081	29,089,778
Net loss per share attributable to common stockholders, basic and diluted:	$(0.60)	$(0.54)
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
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Options to purchase common stock	8,550,076	5,145,547
Employee stock purchase plan	59,085	—
Convertible preferred stock (on an as-converted basis)	—	52,175,965
Unvested restricted common stock	—	569,721
Common stock warrants	—	63,491
Total potentially dilutive common share equivalents	8,609,161	57,954,724

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
12.Subsequent Events
The Company has evaluated subsequent events through February 24, 2022, the date on which the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
As previously reported on our Current Report on Form 8-K, dated June 9, 2021, on June 9, 2021, the audit committee of our board of directors approved a resolution appointing PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm for the fiscal year ending December 31, 2021. PwC served as the independent registered public accounting firm of Legacy Nautilus prior to the Business Combination. Accordingly, WithumSmith+Brown, PC (“Withum”), ARYA’s independent registered public accounting firm prior to the Business Combination, was informed on June 9, 2021 that it was dismissed as our independent registered public accounting firm.
The reports of Withum on ARYA’s financial statements as of and for the most recent fiscal year ending December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles.
During ARYA’s fiscal year ending December 31, 2020 and the subsequent interim period through June 9, 2021, there were no disagreements between ARYA and Withum on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in its reports on ARYA’s financial statements for such year.
During ARYA’s fiscal year ending December 31, 2020 and the subsequent interim period through June 9, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
During the fiscal year ending December 31, 2020 and the subsequent interim period through June 9, 2021, neither the Company, nor any party on the Company’s behalf, consulted with PwC with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by PwC that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Item 9B. Other Information
2022 Annual Stockholder Meeting
The Company currently plans to hold its 2022 Annual Meeting of Stockholders (the “Annual Meeting”) on June 14, 2022. Pursuant to the provisions of the Company’s Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must have given timely notice in writing to the secretary and any such nomination or proposed business must constitute a proper matter for stockholder action. Under the Company’s Bylaws, to be timely, a stockholder’s notice must be received by the secretary at the principal executive offices of the Company no earlier than 8:00 a.m., local time, on the 120th day and no later than 5:00 p.m., local time, on the 90th day prior to the day of the first anniversary of the preceding year’s annual meeting of stockholders; provided, however, that if no annual meeting of stockholders was held in the preceding year, or if the date of the applicable annual meeting has been changed by more than 25 days from the first anniversary of the preceding year’s annual meeting, then to be timely such notice must be received by the secretary at the principal executive offices of the Company no earlier than 8:00 a.m., local time, on the 120th day prior to the day of the annual meeting and no later than 5:00 p.m., local time, on the 10th day following the day on which public announcement of the date of the annual meeting was first made by the Company. Because the Company did not hold an annual meeting last year, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the Annual Meeting is March 6, 2022, which is 10 days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the Annual Meeting, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, the Company has determined that March 6, 2022 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Company’s Bylaws or submitting a proposal pursuant to Rule 14a-8.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors of the Company. The full text of our Code of Business Conduct and Ethics is posted on our investors relations website at http://www.nautilus.bio/investors/. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.
Item 11. Executive Compensation
The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Financial Statements
See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2. Financial Statement Schedules
All financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits
See the Exhibit Index which precedes the signature page of this Annual Report, which is incorporated herein by reference.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

EXHIBITS

Exhibit Number	Description
2.1
Business Combination Agreement, dated as of February 7, 2021, by and among ARYA Sciences Acquisition Corp III, Mako Merger Sub, Inc., and Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
3.2	Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.2	Form of Amended and Restated Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.3	Form of Nautilus Shareholder Transaction Support Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.4+	Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.5+	Nautilus Biotechnology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.6+
Form of Stock Option Agreement under the Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4 filed with the SEC on March 26, 2021).

10.7+
Form of Restricted Stock Unit Agreement under the Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-4 filed with the SEC on March 26, 2021).

10.8+
Form of Restricted Stock Award Agreement under the Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-4 filed with the SEC on March 26, 2021).

10.9+	Nautilus Biotechnology, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.11 to the Company’s Form S-4 filed with the SEC on March 26, 2021).
10.10+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Sujal Patel (incorporated by reference to Exhibit 10.12 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.11+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Anna Mowry (incorporated by reference to Exhibit 10.13 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.12+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Subra Sankar (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.13+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Nick Nelson (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.14+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Parag Mallick (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.15+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Matt Murphy (incorporated by reference to Exhibit 10.17 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.16+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Sujal Patel (incorporated by reference to Exhibit 10.18 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).

10.17+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Anna Mowry (incorporated by reference to Exhibit 10.19 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).

10.18+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Subra Sankar (incorporated by reference to Exhibit 10.21 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).

10.19+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Nick Nelson (incorporated by reference to Exhibit 10.20 to the Company’s Form S-4/A filed with the SEC on April 26, 2021)

10.20+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Parag Mallick (incorporated by reference to Exhibit 10.22 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).

10.21+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Matt Murphy (incorporated by reference to Exhibit 10.23 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).

10.22	Form of Nautilus Biotechnology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.23+	Nautilus Biotechnology, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
16.1	Letter from WithumSmith+Brown, PC to the SEC, dated June 9, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
__________________
* Filed herewith.
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Nautilus Biotechnology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS BIOTECHNOLOGY, INC.

By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Sujal Patel and Anna Mowry, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sujal Patel	Chief Executive Officer, President and Director	February 24, 2022
Sujal Patel	(Principal Executive Officer)

/s/ Anna Mowry	Chief Financial Officer	February 24, 2022
Anna Mowry	(Principal Financial and Accounting Officer)

/s/ Michael Altman	Director	February 24, 2022
Michael Altman

/s/ Melissa Epperly	Director	February 24, 2022
Melissa Epperly

/s/ Parag Mallick	Director	February 24, 2022
Parag Mallick

/s/ Matthew McIlwain	Director	February 24, 2022
Matthew McIlwain

/s/ Farzad Nazem	Director	February 24, 2022
Farzad Nazem

/s/ Vijay Pande	Director	February 24, 2022
Vijay Pande

/s/ Matthew L. Posard	Director	February 24, 2022
Matthew L. Posard