Form 10-Q
period 2022-03-31
Nautilus Biotechnology, Inc.
filed 2022-05-03
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 29, 2022, the registrant had 124,461,653 shares of common stock, $0.0001 par value per share, outstanding.

NAUTILUS BIOTECHNOLOGY, INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		iii

Item 1.	Financial Statements

	Condensed Consolidated Financial Statements (Unaudited)	iii

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021 (unaudited)	3

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73

SIGNATURES		74

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of March 31, 2022 and December 31, 2021 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$188,622	$185,619
Short-term investments	135,495	160,110
Prepaid expenses and other current assets	2,948	3,493
Total current assets	327,065	349,222
Property and equipment, net	2,841	2,483
Operating lease right-of-use assets	28,852	29,377
Long-term investments	24,918	16,371
Other long term assets	997	997
Total assets	$384,673	$398,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,487	$1,723
Accrued expenses and other liabilities	3,427	3,119
Current portion of operating lease liability	1,492	970
Total current liabilities	6,406	5,812
Operating lease liability, net of current portion	28,558	29,062
Total liabilities	34,964	34,874
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 124,456,653 and 124,303,083 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	446,654	444,388
Accumulated other comprehensive loss	(554)	(184)
Accumulated deficit	(96,403)	(80,640)
Total stockholders’ equity	349,709	363,576
Total liabilities and stockholders’ equity	$384,673	$398,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses
Research and development	$9,658	$4,835
General and administrative	6,364	3,582
Total operating expenses	16,022	8,417
Other income (expense), net	259	8
Net loss	$(15,763)	$(8,409)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,418,580	32,999,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(15,763)	$(8,409)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(370)	(1)
Total other comprehensive loss	(370)	(1)
Comprehensive loss	$(16,133)	$(8,410)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) Three Months Ended March 31, 2022 and 2021 (Unaudited)

Three Months Ended March 31, 2022	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	—	$—	—	$—	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	153,570	—	156	—	—	156
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,110	—	—	2,110
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,763)	(15,763)
Balances at March 31, 2022	—	$—	—	$—	—	$—	124,456,653	$12	$446,654	$(554)	$(96,403)	$349,709

Three Months Ended March 31, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$600	$3	$(30,325)	$(29,721)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,336	—	—	1,336
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,409)	(8,409)
Balances at March 31, 2021	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$1,936	$2	$(38,734)	$(36,795)
(1)    The shares of the Company’s common and redeemable convertible preferred stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(15,763)	$(8,409)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	281	214
Stock-based compensation	2,110	1,336
Amortization of premiums on securities, net	26	115
Amortization of operating lease right-of-use assets	525	413
Changes in operating assets and liabilities:
Prepaid expenses and other assets	554	(391)
Accounts payable	(394)	724
Accrued expenses and other liabilities	308	(9)
Operating lease liability	18	(246)
Net cash used in operating activities	(12,335)	(6,253)
Cash flows from investing activities
Proceeds from maturities of securities	38,575	24,000
Purchases of securities	(22,912)	—
Purchases of property and equipment	(481)	(482)
Net cash provided by investing activities	15,182	23,518
Cash flows from financing activities
Proceeds from exercise of stock options	156	—
Payments of offering costs	—	(2,069)
Net cash provided by (used in) financing activities	156	(2,069)
Net increase in cash, cash equivalents and restricted cash	3,003	15,196

Cash, cash equivalents and restricted cash at beginning of period	186,461	37,219
Cash, cash equivalents and restricted cash at end of period	$189,464	$52,415

Supplementary cash flow information on non-cash activities
Acquisitions of property and equipment included in accounts payable	$222	$142
Deferred offering costs in accounts payable and accrued expenses and other liabilities	$—	$1,133
Modification to reduce right-of-use assets and lease liability	$—	$3,254
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
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc. a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp. III, a Cayman Islands exempted company and the Company’s predecessor company (“ARYA”)), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “BCA”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). As a result of the Business Combination, ARYA changed its name to “Nautilus Biotechnology, Inc.” and Mako Merger Sub merged with and into Legacy Nautilus with Legacy Nautilus surviving as the surviving company and becoming a wholly-owned subsidiary of ARYA (the “Merger” and, collectively with the other transactions described in the BCA, the “Reverse Recapitalization”).
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The accompanying financial statements are consolidated as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and include the accounts of Nautilus Biotechnology, Inc. (i.e. former ARYA) and its wholly-owned subsidiary, Legacy Nautilus, following the Reverse Recapitalization as further discussed in Note 3 “Reverse Recapitalization.” All other accompanying financial statements for the three months ended March 31, 2021 include only the accounts of Legacy Nautilus. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2022, the Company had an accumulated deficit of $96.4 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. The Company had cash, cash equivalents, and short-term investments of $324.1 million as of March 31, 2022. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of the date on which these condensed consolidated financial statements were available to be issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
2.Significant Accounting Policies
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determining the estimated lives of property and equipment, stock-based compensation

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
including the estimated fair value per share of common stock prior to the date the Company became public, research and development accruals, and the valuation allowance for deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentrations of Credit Risk and Other Risks and Uncertainties
Credit risk represents the accounting loss that would be recognized as of the reporting date if counterparties failed completely to perform as contracted.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in U.S. Treasury securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The Company relies on single source suppliers for certain components and materials used in the Nautilus platform. The loss of any of these single source suppliers would require the Company to expend significant time and effort to locate and qualify an alternative source of supply for these components. The Company also relies, and expects to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
Leases
The Company determines if an arrangement includes a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company's condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of the lease payments as the Company's leases generally do not provide an implicit rate. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred, less any lease incentives received. Certain of the Company's leases

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
include renewal options which allow the Company to, at its election, renew or extend the lease for a fixed or indefinite period of time. These renewal periods are included in the lease terms when the Company is reasonably certain the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term when leases are operating leases. If it is considered a finance lease, expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases and to account for the lease and non-lease components as a single lease component. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three months ended March 31, 2022 and 2021, unrealized losses on debt securities were included as components of comprehensive loss.
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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted this guidance effective January 1, 2022 using the prospective method, which did not have a material impact on the Company’s condensed consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. This ASU is effective for the Company for its fiscal year ending December 31, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its condensed consolidated financial statements.
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
The number of shares of Common Stock issued immediately following the consummation of the Business Combination was:

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

Number of Shares
Common Stock of ARYA outstanding prior to the Business Combination	19,186,500
Less redemption of ARYA shares	(465,363)
Common Stock of ARYA	18,721,137
Shares issued in PIPE Financing	20,000,000
Business Combination and PIPE Financing shares	38,721,137
Legacy Nautilus shares	85,324,118
Total shares of Common Stock immediately after the Business Combination	124,045,255

4.Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of March 31, 2022 and December 31, 2021:

(in thousands)		Gross Unrealized			Reported as:
March 31, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$9,037	$—	$—	$9,037	$9,037	$—	$—
U.S. treasury securities	28,803	11	(75)	28,739	—	15,030	13,709
Total Level 1	37,840	11	(75)	37,776	9,037	15,030	13,709
Level 2
Commercial paper	292,994	2	(235)	292,761	179,585	113,176	—
Corporate debt securities	7,406	—	(117)	7,289	—	7,289	—
Agency bonds	11,349	1	(141)	11,209	—	—	11,209
Total Level 2	311,749	3	(493)	311,259	179,585	120,465	11,209
Total Level 1 and Level 2	$349,589	$14	$(568)	$349,035	$188,622	$135,495	$24,918

(in thousands)		Gross Unrealized			Reported as:
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$21,925	$—	$—	$21,925	$21,925	$—	$—
U.S. treasury securities	15,156	—	(20)	15,136	—	15,136	—
Total Level 1	37,081	—	(20)	37,061	21,925	15,136	—
Level 2
Commercial paper	301,906	2	(90)	301,818	163,694	138,124	—
Corporate debt securities	14,299	—	(36)	14,263	—	6,850	7,413
Agency bonds	8,998	—	(40)	8,958	—	—	8,958
Total Level 2	325,203	2	(166)	325,039	163,694	144,974	16,371
Total Level 1 and Level 2	$362,284	$2	$(186)	$362,100	$185,619	$160,110	$16,371
Contractual maturities of short-term investments as of March 31, 2022 and December 31, 2021 are due in one year or less. Contractual maturities of long-term investments as of March 31, 2022 and December 31, 2021 are due after 1 year through 2 years.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
5.Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Laboratory equipment	$4,297	$4,032
Computer hardware	157	157
Furniture, fixtures and office equipment	26	1
Leasehold improvements	8	8
Construction in progress	628	279
	5,116	4,477
Less: Accumulated depreciation	(2,275)	(1,994)
Total	$2,841	$2,483
The Company recorded depreciation expense of $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which was primarily allocated to research and development expense.
Other Long Term Assets
Other long term assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Restricted cash	$842	$842
Deposits	155	155
Total	$997	$997
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Employee compensation	$1,515	$1,465
Accrued research and development	1,296	518
Accrued professional and consulting fees	472	411
Accrued facilities	—	337
Other	144	388
Total	$3,427	$3,119
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$188,622	$185,619
Restricted cash included in other long term assets	842	842
Total	$189,464	$186,461

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
6.Redeemable Convertible Preferred Stock
On June 9, 2021, upon the closing of the Business Combination (as defined in Note 1 and further described in Note 3), all of the outstanding redeemable convertible preferred stock was converted to New Nautilus Common Stock pursuant to the Exchange Ratio effective immediately prior to the Business Combination and the remaining amount was reclassified to additional paid-in capital. As of March 31, 2022 the Company had no issued and outstanding Preferred Stock shares.
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
The Company has retroactively adjusted the shares issued and outstanding prior to June 9, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of Common Stock into which they were converted.
In June 2021, pursuant to the Business Combination, the Company amended its certificate of incorporation to increase the number of authorized common stock shares to 1,000,000,000 shares. There were 124,456,653 shares issued and outstanding as of March 31, 2022.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	March 31, 2022	December 31, 2021
Stock options issued and outstanding	9,971,247	8,550,076
Shares available for grant under 2021 Equity Incentive Plan	19,121,876	14,481,463
Shares available for grant under 2021 Employee Stock Purchase Plan	2,487,930	1,244,900
Total shares of common stock reserved	31,581,053	24,276,439
8.Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2022 and 2021, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax asset.
9.Stock Option Plan and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2022, 19,121,876 and 2,487,930 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Common Stock at a purchase price which equal to 85% of the fair market value of common stock on the enrollment date or on the exercise date, whichever is lower. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. Participants may end their participation at any time during

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares available under the ESPP increased by 1,243,030 shares pursuant to this feature.
The first offering period is from October 1, 2021 through May 31, 2022. For subsequent offering periods, the Company will be offering a six month purchase period. As of March 31, 2022, no shares of common stock were purchased under the 2021 ESPP.
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares available under the 2021 Plan increased by 6,215,154 shares pursuant to this feature.
2017 Equity Incentive Plan
At the time of adoption of the 2021 Plan and the 2021 ESPP, no further awards will be granted under the 2017 Equity Incentive Plan (“2017 Plan”) and 7,106,767 shares of common stock were initially reserved for outstanding awards issued under the 2017 Plan.
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.8 - 6.1	5.5 - 6.6
Expected volatility	109.0% - 110.0%	92.0% - 94.2%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	1.73% - 2.42%	0.53% - 0.73%
Stock price	$3.78 - $4.24	$7.56 - $10.00
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Expected dividend yield: The expected dividend rate is zero as the Company has no history or expectation of declaring dividends on its common stock.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
Fair value of common stock: Prior to the Business Combination, the fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s Board of Directors. Because there has been no public market for the common stock, the Board of Directors has determined the fair value of the common stock at the time of grant of the option by contemporaneous valuations performed by an unrelated third-party valuation firm as well as a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the implied equity value of the Company as contemplated by the Business Combination, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. The fair value of common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the completion of the Business Combination (as defined in Note 1 and further described in Note 3) the fair value of the Company’s common stock is determined based on its closing market price.
The awards granted in late January 2021 had an exercise price equal to the grant date fair value of the Company’s common stock. The Company’s board of directors made a determination of the fair market value of the Company’s common stock which contemplated the implied equity value of the Company per the Business Combination Agreement that was executed on February 7, 2021.
The following table summarizes option award activity during the three months ended March 31, 2022:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	8,550,076	$4.66
Granted	1,948,998	$3.83
Exercised	(153,570)	$1.02
Forfeited	(374,257)	$8.34
Outstanding as of March 31, 2022	9,971,247	$4.41	8.8	$16,544
Options vested and expected to vest as of March 31, 2022	9,971,247	$4.41
Vested and exercisable at March 31, 2022	2,759,100	$3.01	7.8	$7,569
As of March 31, 2022, there was $29.1 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 3.10 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$867	$497
General and administrative	1,243	839
Total stock-based compensation expense	$2,110	$1,336
10.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2022 as the Company had not yet received the related goods or services. As of March 31, 2022, the Company had open purchase commitments for goods and services of $2.6 million, which are expected to be received through the next 12 months.
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, and San Carlos, California.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
In December 2021, the Company entered into another lease in San Carlos, California for nine years expected to commence in October 2022 and expiring in October 2031. The Company can terminate this lease after five years from October 1, 2022 without bearing any significant termination penalties and therefore the Company concluded that the lease term is five years with total minimum lease payments of $7.2 million.
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Fixed operating lease costs	$1,183	$501
Variable operating lease costs	438	10
Short-term lease costs	5	179
Total lease costs	$1,626	$690
For the three months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $0.6 million and $0.3 million, respectively.
As of March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 9.2 years and 8.9% respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2022:

Lease Obligations
(in thousands)
Nine months ending December 31, 2022	$2,885
2023	4,440
2024	4,570
2025	4,701
2026	4,837
2027 and thereafter	22,942
Total future minimum lease payments	44,375
Less: Imputed interest	(14,325)
Total operating lease liabilities	$30,050
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Letter of Credit
In conjunction with the San Carlos lease agreement entered in December 2020, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.6 million. In conjunction with the San Carlos lease agreement entered in December 2021, the Company amended the existing cash-collateralized letter of credit and increased the amount to $0.8 million. The cash amount is recorded as restricted cash under Other long-term assets on the Company’s condensed consolidated balance sheets.
11.Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(15,763)	$(8,409)
Denominator:
Weighted average common shares outstanding	124,418,580	33,069,513
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(69,633)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,418,580	32,999,880
Net loss per share attributable to common stockholders, basic and diluted:	$(0.13)	$(0.25)
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
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	9,971,247	7,193,881
Employee stock purchase plan	56,470	—
Convertible preferred stock (on an as-converted basis)	—	52,175,965
Common stock warrants	—	63,491
Total potentially dilutive common share equivalents	10,027,717	59,433,337

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Nautilus Biotechnology, Inc.’s (“Nautilus” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2021 and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Nautilus’ actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.
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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of Nautilus’ product, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release phase in which we expect to recognize limited revenue. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into and are seeking to enter into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in its facility and shared via a cloud platform. We do not anticipate that these activities will result in any material revenue. During this phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. We expect this second phase to lead into the third phase of broad commercialization by the end of 2023.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $324.1 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $15.8 million during the three months ended March 31, 2022, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of March 31, 2022, we had an accumulated deficit of $96.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
We have been and continue to actively monitor our supply chain during the COVID-19 pandemic, including third-party materials and suppliers. To date, we have experienced some supply disruptions due to the pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents. While certain of these disruptions have been resolved since the start of the COVID-19 pandemic, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,		Change ($)	Change (%)
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$9,658	$4,835	$4,823	100%
General and administrative	6,364	3,582	2,782	78%
Total operating expenses	16,022	8,417	7,605	90%
Other income (expense), net	259	8	251	3138%
Net loss	$(15,763)	$(8,409)	$(7,354)	87%
Research and Development Expenses
Research and development expenses were $9.7 million for the three months ended March 31, 2022, compared to $4.8 million for the three months ended March 31, 2021, an increase of $4.8 million, or 100%. The increase was primarily due to a $2.1 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support on-going development of our products, a $1.1 million increase in laboratory supplies and equipment expense, a $0.9 million increase in costs for development services and a $0.7 million increase in facilities costs.
General and Administrative Expenses
General and administrative expenses were $6.4 million for the three months ended March 31, 2022, compared to $3.6 million for the three months ended March 31, 2021, an increase of $2.8 million, or 78%. The increase was primarily due to a $1.3 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount, a $0.8 million increase in insurance costs, and a $0.3 million increase in facilities cost.

Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 changed primarily due to income from accretion and amortization on investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $15.8 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $96.4 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $324.1 million.
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
Historical Cash Flows
For the Three Months Ended March 31, 2022 and 2021
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(12,335)	$(6,253)
Net cash provided by investing activities	15,182	23,518
Net cash provided by (used in) financing activities	156	(2,069)
Net increase in cash, cash equivalents and restricted cash	$3,003	$15,196
Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $12.3 million, primarily resulting from our operating loss of $15.8 million, offset by non-cash charges aggregating $2.9 million, which primarily included $2.1 million of stock-based compensation and $0.5 million amortization of operating lease right-of-use assets. Net cash used in operating activities was increased by net changes in assets and liabilities aggregating $0.5 million, primarily driven by $0.6 million decrease in prepaid expenses and other assets.
During the three months ended March 31, 2021, net cash used in operating activities was $6.3 million, primarily resulting from our operating loss of $8.4 million, offset by non-cash charges aggregating $2.1 million, which primarily included $1.3 million of stock-based compensation and $0.4 million amortization of operating lease right-of-use assets.
Investing Activities
During the three months ended March 31, 2022, net cash provided by investing activities was $15.2 million, primarily resulting from $38.6 million in proceeds from maturities of securities, partially offset by $22.9 million in purchases of securities and $0.5 million in purchases of property and equipment.
During the three months ended March 31, 2021, net cash provided by investing activities was $23.5 million, primarily resulting from $24.0 million in proceeds from maturities of securities, partially offset by $0.5 million in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $0.2 million of proceeds from exercise of stock options.

During the three months ended March 31, 2021, net cash used in financing activities was $2.1 million from payments of offering costs.
Contractual Obligations and Commitments
For a discussion of our contractual obligations and commitments, refer to Part I, Item 1, Note 10, “Commitments and Contingencies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Other than the policies noted in Part I, Item 1, Note 2, “Significant Accounting Policies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited financial statements as of and for the years ended December 31, 2021 and 2020.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
Our market risk exposure is primarily a result of fluctuations in interest rates and inflation. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We had cash, cash equivalents, short-term and long-term investments of $349.0 million as of March 31, 2022. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of March 31, 2022, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $1.0 million. Such change would only be realized if we sold the marketable securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $15.8 million and $8.4 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $96.4 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
We rely on single source suppliers for certain components and materials used in our Nautilus platform, including our click-reagent modified oligos, glass or silicon that is nano-fabricated into our biochips and high-speed stage used in the instrument. The loss of any of these single source suppliers would require us to expend significant time and effort to locate and qualify an alternative source of supply for these components. Though we do not currently have contracts for third parties to provide manufacturing capabilities for our Nautilus platform, if we are successful in reaching the point of manufacturing our products for commercialization, we may rely on a single company for such manufacturing. Any contractual disputes between us and such manufacturer or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
•the impact that economic inflation may have on our costs for manufacturing our products;
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
Based on our current plans, we believe that our available resources and existing cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. If our available resources and existing cash and cash equivalents and short-term investments are insufficient to satisfy our liquidity requirements, including because of the realization of other risks described in this Quarterly Report on Form 10-Q, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.
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

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of March 31, 2022, we had 119 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
We may be subject to supply chain interruptions. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to further develop our products or to manufacture and deliver our products or services, which could negatively impact our timelines and business results. For example, as discussed in the risk factor above entitled “The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and are expected to continue to materially and adversely impact, our business and operations,” we have experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents, and similar delays could impact us if they recur or are exacerbated due to the situation in Ukraine.
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
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
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
As of March 31, 2022, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.2% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+	Offer Letter between Nautilus Biotechnology, Inc. and Gwen Weld dated March 28, 2022.
10.2+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Gwen Weld dated April 12, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: May 3, 2022	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)