Form 10-Q
period 2022-06-30
Nautilus Biotechnology, Inc.
filed 2022-08-02
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 29, 2022, the registrant had 124,663,186 shares of common stock, $0.0001 par value per share, outstanding.

NAUTILUS BIOTECHNOLOGY, INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		iii

Item 1.	Financial Statements

	Condensed Consolidated Financial Statements (Unaudited)	iii

	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	3

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	75

SIGNATURES		76

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of June 30, 2022 and December 31, 2021 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$210,354	$185,619
Short-term investments	88,984	160,110
Prepaid expenses and other current assets	4,108	3,493
Total current assets	303,446	349,222
Property and equipment, net	3,402	2,483
Operating lease right-of-use assets	28,304	29,377
Long-term investments	35,558	16,371
Other long term assets	997	997
Total assets	$371,707	$398,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,429	$1,723
Accrued expenses and other liabilities	3,108	3,119
Current portion of operating lease liability	1,562	970
Total current liabilities	6,099	5,812
Operating lease liability, net of current portion	28,050	29,062
Total liabilities	34,149	34,874
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 124,562,745 and 124,303,083 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	449,406	444,388
Accumulated other comprehensive loss	(768)	(184)
Accumulated deficit	(111,092)	(80,640)
Total stockholders’ equity	337,558	363,576
Total liabilities and stockholders’ equity	$371,707	$398,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses
Research and development	$8,856	$6,380	$18,514	$11,215
General and administrative	6,616	4,317	12,980	7,899
Total operating expenses	15,472	10,697	31,494	19,114
Other income (expense), net	783	(16)	1,042	(8)
Net loss	$(14,689)	$(10,713)	$(30,452)	$(19,122)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.19)	$(0.24)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,494,036	55,070,480	124,456,518	44,096,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(14,689)	$(10,713)	$(30,452)	$(19,122)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(214)	(12)	(584)	(13)
Total other comprehensive loss	(214)	(12)	(584)	(13)
Comprehensive loss	$(14,903)	$(10,725)	$(31,036)	$(19,135)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

Three Months Ended June 30, 2022	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2022	—	$—	—	$—	—	$—	124,456,653	$12	$446,654	$(554)	$(96,403)	$349,709
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	57,739	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	48,353	—	153	—	—	153
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,567	—	—	2,567
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,689)	(14,689)
Balances at June 30, 2022	—	$—	—	$—	—	$—	124,562,745	$12	$449,406	$(768)	$(111,092)	$337,558

Three Months Ended June 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at March 31, 2021	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$1,936	$2	$(38,734)	$(36,795)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	65,003	—	46	—	—	46
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)	(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	38,721,137	4	327,276	—	—	327,280
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,820	—	—	1,820
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,713)	(10,713)
Balances at June 30, 2021	—	$—	—	$—	—	$—	124,094,390	$12	$439,489	$(10)	$(49,447)	$390,044

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

Six Months Ended June 30, 2022	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2021	—	$—	—	$—	—	$—	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	211,309	—	188	—	—	188
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	48,353	—	153	—	—	153
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,677	—	—	4,677
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(584)	—	(584)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,452)	(30,452)
Balances at June 30, 2022	—	$—	—	$—	—	$—	124,562,745	$12	$449,406	$(768)	$(111,092)	$337,558

Six Months Ended June 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$600	$3	$(30,325)	$(29,721)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	65,003	—	46	—	—	46
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)	(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	38,721,137	4	327,276			327,280
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,156	—	—	3,156
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(19,122)	(19,122)
Balances at June 30, 2021	—	$—	—	$—	—	$—	124,094,390	$12	$439,489	$(10)	$(49,447)	$390,044
(1)    The shares of the Company’s common and redeemable convertible preferred stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(30,452)	$(19,122)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	562	479
Stock-based compensation	4,677	3,156
Amortization of premiums on securities, net	(147)	213
Amortization of operating lease right-of-use assets	1,073	760
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(503)	(331)
Accounts payable	(643)	725
Accrued expenses and other liabilities	(11)	410
Operating lease liability	(420)	(835)
Net cash used in operating activities	(25,864)	(14,545)
Cash flows from investing activities
Proceeds from maturities of securities	105,575	40,000
Purchases of securities	(54,185)	(100,035)
Purchases of property and equipment	(1,132)	(1,013)
Net cash provided by (used in) investing activities	50,258	(61,048)
Cash flows from financing activities
Proceeds from exercise of stock options	188	46
Proceeds from issuance of common stock under employee stock purchase plan	153	—
Net proceeds from reverse recapitalization and PIPE financing	—	335,409
Payments of offering costs	—	(8,082)
Net cash provided by financing activities	341	327,373
Net increase in cash, cash equivalents and restricted cash	24,735	251,780

Cash, cash equivalents and restricted cash at beginning of period	186,461	37,219
Cash, cash equivalents and restricted cash at end of period	$211,196	$288,999

Supplementary cash flow information on non-cash activities
Acquisitions of property and equipment included in accounts payable	$413	$101
Deferred offering costs in accounts payable and accrued expenses and other liabilities	$—	$47
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$108,418
Deferred offering costs reclassified to equity	$—	$8,129
Modification to reduce right-of-use assets and lease liability	$—	$3,254
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
inception and expects this to continue for the foreseeable future. As of June 30, 2022, the Company had an accumulated deficit of $111.1 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $299.3 million as of June 30, 2022. As of the date on which these condensed consolidated financial statements were available to be issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
2.Significant Accounting Policies
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determining the estimated lives of property and equipment, stock-based compensation including the estimated fair value per share of common stock prior to the date the Company became public, research and development accruals, and the valuation allowance for deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
Leases
The Company determines if an arrangement includes a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company's condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of the lease payments as the Company's leases generally do not provide an implicit rate. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred, less any lease incentives received. Certain of the Company's leases include renewal options which allow the Company to, at its election, renew or extend the lease for a fixed or indefinite period of time. These renewal periods are included in the lease terms when the Company is reasonably certain the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term when leases are operating leases. If it is considered a finance lease, expense is recognized over the lease term within

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases and to account for the lease and non-lease components as a single lease component. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and six months ended June 30, 2022 and 2021, unrealized losses on debt securities were included as components of comprehensive loss.
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
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. This ASU is effective for the Company for its fiscal year ending December 31, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of the

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
adoption of this ASU on its condensed consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its condensed consolidated financial statements.
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

4.Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of June 30, 2022 and December 31, 2021:

(in thousands)		Gross Unrealized			Reported as:
June 30, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,821	$—	$—	$1,821	$1,821	$—	$—
U.S. treasury securities	39,405	18	(246)	39,177	—	14,976	24,201
Total Level 1	41,226	18	(246)	40,998	1,821	14,976	24,201
Level 2
Commercial paper	266,695	2	(207)	266,490	208,533	57,957	—
Corporate debt securities	7,365	—	(135)	7,230	—	7,230	—
Agency bonds	20,378	19	(219)	20,178	—	8,821	11,357
Total Level 2	294,438	21	(561)	293,898	208,533	74,008	11,357
Total Level 1 and Level 2	$335,664	$39	$(807)	$334,896	$210,354	$88,984	$35,558

(in thousands)		Gross Unrealized			Reported as:
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$21,925	$—	$—	$21,925	$21,925	$—	$—
U.S. treasury securities	15,156	—	(20)	15,136	—	15,136	—
Total Level 1	37,081	—	(20)	37,061	21,925	15,136	—
Level 2
Commercial paper	301,906	2	(90)	301,818	163,694	138,124	—
Corporate debt securities	14,299	—	(36)	14,263	—	6,850	7,413
Agency bonds	8,998	—	(40)	8,958	—	—	8,958
Total Level 2	325,203	2	(166)	325,039	163,694	144,974	16,371
Total Level 1 and Level 2	$362,284	$2	$(186)	$362,100	$185,619	$160,110	$16,371
Contractual maturities of short-term investments as of June 30, 2022 and December 31, 2021 are due in one year or less. Contractual maturities of long-term investments as of June 30, 2022 and December 31, 2021 are due

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
after 1 year through 2 years. There were no continuous unrealized loss positions in excess of twelve months as of June 30, 2022 and December 31, 2021.
5.Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Laboratory equipment	$4,460	$4,032
Computer hardware	157	157
Furniture, fixtures and office equipment	26	1
Leasehold improvements	8	8
Construction in progress	1,307	279
	5,958	4,477
Less: Accumulated depreciation	(2,556)	(1,994)
Total	$3,402	$2,483
The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2022 and $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively, which was primarily allocated to research and development expense.
Other Long Term Assets
Other long term assets consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Restricted cash	$842	$842
Deposits	155	155
Total	$997	$997
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Employee compensation	$1,299	$1,465
Accrued research and development	874	518
Accrued professional and consulting fees	539	411
Accrued facilities	—	337
Other	396	388
Total	$3,108	$3,119

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$210,354	$185,619
Restricted cash included in other long term assets	842	842
Total	$211,196	$186,461
6.Redeemable Convertible Preferred Stock
On June 9, 2021, upon the closing of the Business Combination (as defined in Note 1 and further described in Note 3), all of the outstanding redeemable convertible preferred stock was converted to New Nautilus Common Stock pursuant to the Exchange Ratio effective immediately prior to the Business Combination and the remaining amount was reclassified to additional paid-in capital. As of June 30, 2022 the Company had no issued and outstanding Preferred Stock shares.
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
In June 2021, pursuant to the Business Combination, the Company amended its certificate of incorporation to increase the number of authorized common stock shares to 1,000,000,000 shares. There were 124,562,745 shares issued and outstanding as of June 30, 2022.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	June 30, 2022	December 31, 2021
Stock options issued and outstanding	11,650,794	8,550,076
Shares available for grant under 2021 Equity Incentive Plan	17,384,590	14,481,463
Shares available for grant under 2021 Employee Stock Purchase Plan	2,439,577	1,244,900
Total shares of common stock reserved	31,474,961	24,276,439
8.Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and six months ended June 30, 2022 and 2021, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax asset.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
9.Stock Option Plan and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2022, 17,384,590 and 2,439,577 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
The first offering period was from October 1, 2021 through June 1, 2022. For subsequent offering periods, the Company will be offering a six month purchase period. As of June 30, 2022, 48,353 shares of common stock were purchased under the 2021 ESPP.
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
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.3 - 6.1	5.6 - 6.1	5.3 - 6.1	5.5 - 6.6
Expected volatility	105.2% - 109.1%	93.0% - 93.7%	105.2% - 110.0%	92.0% - 94.2%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	2.80% - 3.36%	0.91% - 1.02%	1.73% - 3.36%	0.53% - 1.02%
Stock price	$2.70 - $4.72	$10.10 - $11.16	$2.70 - $4.72	$7.56 - $11.16

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
The following table summarizes option award activity during the six months ended June 30, 2022:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	8,550,076	$4.66
Granted	4,037,863	$3.81
Exercised	(211,309)	$0.89
Forfeited	(725,836)	$8.11
Outstanding as of June 30, 2022	11,650,794	$4.21	8.8	$7,964
Options vested and expected to vest as of June 30, 2022	11,650,794	$4.21
Vested and exercisable at June 30, 2022	3,279,223	$3.59	7.7	$4,474
As of June 30, 2022, there was $31.0 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.94 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$975	$666	$1,843	$1,163
General and administrative	1,592	1,154	2,834	1,993
Total stock-based compensation expense	$2,567	$1,820	$4,677	$3,156
10.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2022 as the Company had not yet received the related goods or services. As of June 30, 2022, the Company had open purchase commitments for goods and services of $2.0 million, which are expected to be received through the next 12 months.
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
In December 2020, the Company also entered into a temporary office space lease agreement in San Carlos, California which commenced in February 2021 and expired in October 2021 with total minimum lease payments of

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
$1.2 million. The temporary office space lease agreement was recognized as a short-term lease due to the election of the short-term lease measurement and recognition exemption.
In December 2021, the Company entered into another lease in San Carlos, California for nine years expected to commence in December 2022 and expiring in October 2031. The Company can terminate this lease after five years from commencement date without bearing any significant termination penalties and therefore the Company concluded that the lease term is five years with total minimum lease payments of $7.2 million. The Company may borrow funds from the landlord of up to $2.0 million with an interest rate of 7% to finance its tenant improvements. No amounts have been borrowed as of June 30, 2022.
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Fixed operating lease costs	$1,182	$362	$2,365	$863
Variable operating lease costs	380	10	818	20
Short-term lease costs	6	440	11	619
Total lease costs	$1,568	$812	$3,194	$1,502
For the six months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $1.7 million and $0.8 million, respectively.
As of June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 9.0 years and 8.9% respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2022:

Lease Obligations
(in thousands)
Six months ending December 31, 2022	$1,812
2023	4,440
2024	4,569
2025	4,701
2026	4,837
2027 and thereafter	22,942
Total future minimum lease payments	43,301
Less: Imputed interest	(13,689)
Total operating lease liabilities	$29,612
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
11.Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(14,689)	$(10,713)	$(30,452)	$(19,122)
Denominator:
Weighted average common shares outstanding	124,494,036	55,070,480	124,456,518	44,130,773
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	—	—	(34,624)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,494,036	55,070,480	124,456,518	44,096,149
Net loss per share attributable to common stockholders, basic and diluted:	$(0.12)	$(0.19)	$(0.24)	$(0.43)
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
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	11,650,794	8,014,879
Employee stock purchase plan	61,411	—
Total potentially dilutive common share equivalents	11,712,205	8,014,879

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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of Nautilus’ product, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release phase in which we expect to recognize limited revenue. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into and are seeking to enter into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. We do not anticipate that these activities will result in any material revenue. During the second phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We anticipate meaningful early access engagements and associated revenue to begin at the start of 2024. We expect this second phase to lead into the third phase of broad commercialization and launch of the proteome analysis platform in mid-2024.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $299.3 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $30.5 million during the six months ended June 30, 2022, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of June 30, 2022, we had an accumulated deficit of $111.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.

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
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
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
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently as able from March 2020 until August 2022. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
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
We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the continued research and development of our products and commercial activities supporting the growth of our business. We also anticipate that we will incur substantially higher expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash, cash equivalents and investments and other miscellaneous nonrecurring expenses such as loss on disposal of property and equipment.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Change ($)	Change (%)
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$8,856	$6,380	$2,476	39%
General and administrative	6,616	4,317	2,299	53%
Total operating expenses	15,472	10,697	4,775	45%
Other income (expense), net	783	(16)	799	(4994)%
Net loss	$(14,689)	$(10,713)	$(3,976)	37%

Research and Development Expenses
Research and development expenses were $8.9 million for the three months ended June 30, 2022, compared to $6.4 million for the three months ended June 30, 2021, an increase of $2.5 million, or 39%. The increase was primarily due to a $1.8 million increase in salaries, related benefits, and stock-based compensation, a $0.8 million increase in costs for development services and a $0.5 million increase in facilities costs, partially offset by a $0.5 million reduction in laboratory supplies and equipment expense.
General and Administrative Expenses
General and administrative expenses were $6.6 million for the three months ended June 30, 2022, compared to $4.3 million for the three months ended June 30, 2021, an increase of $2.3 million, or 53%. The increase was primarily due to a $1.1 million increase in salaries, related benefits, and stock-based compensation, a $0.5 million increase in insurance costs and a $0.3 million increase in facilities costs.
Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 changed primarily due to income from accretion and amortization on investments and interest income.
Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Six Months Ended June 30,		Change ($)	Change (%)
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$18,514	$11,215	$7,299	65%
General and administrative	12,980	7,899	5,081	64%
Total operating expenses	31,494	19,114	12,380	65%
Other income (expense), net	1,042	(8)	1,050	(13125)%
Net loss	$(30,452)	$(19,122)	$(11,330)	59%
Research and Development Expenses
Research and development expenses were $18.5 million for the six months ended June 30, 2022, compared to $11.2 million for the six months ended June 30, 2021, an increase of $7.3 million, or 65%. The increase was primarily due to a $3.9 million increase in salaries, related benefits, and stock-based compensation, a $1.7 million increase in costs for development services, a $1.2 million increase in facilities costs and a $0.6 million increase in laboratory supplies and equipment expense.
General and Administrative Expenses
General and administrative expenses were $13.0 million for the six months ended June 30, 2022, compared to $7.9 million for the six months ended June 30, 2021, an increase of $5.1 million, or 64%. The increase was primarily due to a $2.4 million increase in salaries, related benefits, and stock-based compensation, a $1.3 million increase in insurance costs and a $0.6 million increase in facilities costs.
Other Income (Expense), Net
Other income (expense), net for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 changed primarily due to income from accretion and amortization on investments and interest income.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $30.5 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $111.1 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $299.3 million.
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
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our proteomics platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
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
Historical Cash Flows
For the Six Months Ended June 30, 2022 and 2021
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(25,864)	$(14,545)
Net cash provided by (used in) investing activities	50,258	(61,048)
Net cash provided by financing activities	341	327,373
Net increase in cash, cash equivalents and restricted cash	$24,735	$251,780
Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $25.9 million, primarily resulting from our operating loss of $30.5 million and decrease in net changes in assets and liabilities aggregating $1.6 million, primarily driven by $0.6 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other assets. Net cash used in operating activities was partially offset by non-cash charges aggregating $6.2 million, which primarily included $4.7 million of stock-based compensation and $1.1 million amortization of operating lease right-of-use assets.
During the six months ended June 30, 2021, net cash used in operating activities was $14.5 million, primarily resulting from our operating loss of $19.1 million, offset by non-cash charges aggregating $4.6 million, which primarily included $3.2 million of stock-based compensation and $0.8 million amortization of operating lease right-of-use assets.
Investing Activities
During the six months ended June 30, 2022, net cash provided by investing activities was $50.3 million, primarily resulting from $105.6 million in proceeds from maturities of securities, partially offset by $54.2 million in purchases of securities and $1.1 million in purchases of property and equipment.
During the six months ended June 30, 2021, net cash used in investing activities was $61.0 million, primarily resulting from $100.0 million in purchases of securities, partially offset by $40.0 million in proceeds from maturities of securities.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $0.3 million of proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan.

During the six months ended June 30, 2021, net cash provided by financing activities was $327.4 million primarily resulting from $335.4 million in proceeds from the Business Combination and PIPE Financing, offset by $8.1 million in payments of offering costs.
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
Interest Rate Risk
We had cash, cash equivalents, short-term and long-term investments of $334.9 million as of June 30, 2022. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of June 30, 2022, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $1.1 million. Such change would only be realized if we sold the marketable securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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
•We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations, as well as the laws and regulations of other countries, relating to how we collect, store and process personal information.
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
•Our operations and financial results could be adversely impacted by global and national events, such as the COVID-19 pandemic, conflicts in Eastern Europe, and general economic downturns.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $14.7 million and $10.7 million during the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $111.1 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our Nautilus platform. Additionally, in developing our platform technology, we may rely on co-development partners to assist us in the development of certain component technologies in our platform. We have experienced difficulties with some of these partners successfully delivering these component technologies on time and to our specifications, and these partners may not be successful in delivering these component technologies on time, to our specifications, or at all, in the future, which could have an adverse impact on our ability to meet our development timelines, and/or our products level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus platform to comprehensively measure the human proteome, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products fail to deliver currently anticipated functionality and levels of performance, if our products are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products and technologies, we may never recognize material revenue and may be unable to continue our operations.
We have not yet commercially launched our Nautilus platform. We may not be able to launch our Nautilus platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of our product, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we have entered into and are seeking to enter into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. We do not anticipate that these activities will result in any material revenue. During the second, early access phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We anticipate meaningful early access engagements and associated revenue to begin at the start of 2024. We expect this second phase to lead into the third phase of broad commercialization and launch of the proteome analysis platform in mid-2024.
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
•the impact of the COVID-19 pandemic, the conflicts in Eastern Europe, and other national and global events on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market, business, financial condition, results of operations and prospects.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. In August 2020, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (the “HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA’s oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). It is unclear how such action as well as future legislation by federal and state governments and changes in FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
In addition, if we commercialize our Nautilus platform outside of the United States, we may rely on distributors for sales of our Nautilus platform and related products. To do so we must attract distributors and maintain distributors to maximize the commercial opportunity for our platform. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our Nautilus platform and related products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth and our financial results will suffer.
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
We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Furthermore, there may be a heightened risk of potential cyberattacks by state actors or others since the escalation of the conflicts in Eastern Europe. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of June 30, 2022, we had 124 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees, particularly, senior scientists and engineers. To expand our research and product development efforts, we need additional people skilled in areas such as molecular and cellular biology, biochemistry, surface chemistry, software, bioinformatics, assay development, mechanical engineering, electrical engineering, optics, fluidics and manufacturing. Competition for these people is intense. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. This competition has become exacerbated by the increase in employee resignations in 2021 reported by employers nationwide and continued high rates of employee turnover continuing into 2022. As part of our retention and incentive efforts, in addition to salary and cash incentives, we have issued stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by decreases in our stock price (whether or not related to or proportional to our operating performance) and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely and could worsen over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the emergence or further spread of additional variants, and the risk of waning immunity among persons already vaccinated among others. While we do not yet know the full extent of potential impacts on our business, any of these occurrences could significantly harm our business, results of operations and financial condition.
Unfavorable U.S. or global economic conditions as a result of multiple global events, including the COVID-19 pandemic, the conflict in Eastern Europe, increasing interest rates and general economic downturns, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic conflicts in Eastern Europe, increasing interest rates and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus platform. Any of the foregoing could harm our business, financial condition and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

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
As of June 30, 2022, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.3% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
The sale or the perception of future sales of a substantial number of shares of our Common Stock could cause the market price of our Common Stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”) and the Subscription Agreements entered into in connection with the PIPE Financing, we have filed resale registration statements to provide for the resale of the shares issued in the PIPE Financing and the shares of our Common Stock held by the parties to the Registration Rights and Lock-Up Agreement. The market price of our Common Stock could decline if the holders whose shares are registered under such registration statements sell their shares or are perceived by the market as intending to sell their shares.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*+	Offer Letter between Nautilus Biotechnology, Inc. and Mary Godwin dated July 26, 2022
10.2*+	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Mary Godwin dated June 27, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: August 2, 2022	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2022	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)