Form 10-Q
period 2022-09-30
Nautilus Biotechnology, Inc.
filed 2022-11-01
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 28, 2022, the registrant had 124,723,525 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of September 30, 2022 and December 31, 2021 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$188,932	$185,619
Short-term investments	69,038	160,110
Prepaid expenses and other current assets	3,254	3,493
Total current assets	261,224	349,222
Property and equipment, net	3,657	2,483
Operating lease right-of-use assets	27,753	29,377
Long-term investments	65,676	16,371
Other long-term assets	997	997
Total assets	$359,307	$398,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	823	$1,723
Accrued expenses and other liabilities	3,979	3,119
Current portion of operating lease liability	1,632	970
Total current liabilities	6,434	5,812
Operating lease liability, net of current portion	27,535	29,062
Total liabilities	33,969	34,874
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 124,723,525 and 124,303,083 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	452,362	444,388
Accumulated other comprehensive loss	(1,881)	(184)
Accumulated deficit	(125,155)	(80,640)
Total stockholders’ equity	325,338	363,576
Total liabilities and stockholders’ equity	$359,307	$398,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses
Research and development	$9,571	$8,244	$28,085	$19,459
General and administrative	6,249	6,324	19,229	14,223
Total operating expenses	15,820	14,568	47,314	33,682
Other income (expense), net	1,757	64	2,799	56
Net loss	$(14,063)	$(14,504)	$(44,515)	$(33,626)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.12)	$(0.36)	$(0.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,651,318	124,114,893	124,522,164	71,062,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(14,063)	$(14,504)	$(44,515)	$(33,626)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(1,113)	1	(1,697)	(12)
Total other comprehensive loss	(1,113)	1	(1,697)	(12)
Comprehensive loss	$(15,176)	$(14,503)	$(46,212)	$(33,638)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

Three Months Ended September 30, 2022	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2022	—	$—	—	$—	—	$—	124,562,745	$12	$449,406	$(768)	$(111,092)	$337,558
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	160,780	—	86	—	—	86
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,870	—	—	2,870
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,113)	—	(1,113)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,063)	(14,063)
Balances at September 30, 2022	—	$—	—	$—	—	$—	124,723,525	$12	$452,362	$(1,881)	$(125,155)	$325,338

Three Months Ended September 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at June 30, 2021	—	$—	—	$—	—	$—	124,094,390	$12	$439,489	$(10)	$(49,447)	$390,044
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	72,386	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,248	—	—	2,248
Other comprehensive loss	—	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	(14,504)	(14,504)
Balances at September 30, 2021	—	$—	—	$—	—	$—	124,166,776	$12	$441,795	$(9)	$(63,951)	$377,847

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

Nine Months Ended September 30, 2022	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2021	—	$—	—	$—	—	$—	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	372,089	—	274	—	—	274
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	48,353	—	153	—	—	153
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,547	—	—	7,547
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,697)	—	(1,697)
Net loss	—	—	—	—	—	—	—	—	—	—	(44,515)	(44,515)
Balances at September 30, 2022	—	$—	—	$—	—	$—	124,723,525	$12	$452,362	$(1,881)	$(125,155)	$325,338

Nine Months Ended September 30, 2021	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B		Common Stock
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$600	$3	$(30,325)	$(29,721)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	137,389	—	104	—	—	104
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)	(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	38,721,137	4	327,276	—	—	327,280
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,404	—	—	5,404
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(33,626)	(33,626)
Balances at September 30, 2021	—	$—	—	$—	—	$—	124,166,776	$12	$441,795	$(9)	$(63,951)	$377,847
(1)    The shares of the Company’s common and redeemable convertible preferred stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(44,515)	$(33,626)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	871	756
Stock-based compensation	7,547	5,404
Amortization (accretion) of premium (discount) on securities, net	(340)	190
Amortization of operating lease right-of-use assets	1,624	1,217
Changes in operating assets and liabilities:
Prepaid expenses and other assets	239	(3,860)
Accounts payable	(850)	887
Accrued expenses and other liabilities	860	1,533
Operating lease liabilities	(865)	(1,223)
Net cash used in operating activities	(35,429)	(28,722)
Cash flows from investing activities
Proceeds from maturities of securities	142,075	40,000
Purchases of securities	(101,665)	(183,745)
Purchases of property and equipment	(2,095)	(1,283)
Net cash provided by (used in) investing activities	38,315	(145,028)
Cash flows from financing activities
Proceeds from exercise of stock options	274	104
Proceeds from issuance of common stock under employee stock purchase plan	153	—
Net proceeds from reverse recapitalization and PIPE financing	—	335,409
Payments of offering costs	—	(8,129)
Net cash provided by financing activities	427	327,384
Net increase in cash, cash equivalents and restricted cash	3,313	153,634

Cash, cash equivalents and restricted cash at beginning of period	186,461	37,219
Cash, cash equivalents and restricted cash at end of period	$189,774	$190,853

Supplementary cash flow information on non-cash activities
Acquisitions of property and equipment included in accounts payable	$14	$213
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$108,418
Deferred offering costs reclassified to equity	$—	$8,129
Modification to reduce right-of-use assets and lease liability	$—	$3,535
Right-of-use assets obtained in exchange for operating lease liability	$—	$3,595
The accompanying notes are an integral part of these condensed consolidated financial statements

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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2022, the Company had an accumulated deficit of $125.2 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $258.0 million as of September 30, 2022. As of the date on which these condensed consolidated financial statements were available to be issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
2.Significant Accounting Policies
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determining the estimated lives of property and equipment, stock-based compensation including the estimated fair value per share of common stock prior to the date the Company became public, research and development accruals, and the valuation allowance for deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentrations of Credit Risk and Other Risks and Uncertainties
Credit risk represents the accounting loss that would be recognized as of the reporting date if counterparties failed completely to perform as contracted.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in marketable debt securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The Company relies on single source suppliers for certain components and materials used in the Nautilus platform. The loss of any of these single source suppliers would require the Company to expend significant time and effort to locate and qualify an alternative source of supply for these components. The Company also relies, and expects to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
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
The Company classifies its marketable debt securities as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). For investments sold prior to maturity, the cost of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net in the condensed consolidated statement of operations.

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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and nine months ended September 30, 2022 and 2021, net unrealized losses on marketable debt securities were included as a component of comprehensive loss.
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

4.Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of September 30, 2022 and December 31, 2021:

(in thousands)		Gross Unrealized			Reported as:
September 30, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$850	$—	$—	$850	$850	$—	$—
U.S. treasury securities	42,711	—	(751)	41,960	—	9,986	31,974
Total Level 1	43,561	—	(751)	42,810	850	9,986	31,974
Level 2
Commercial paper	231,384	—	(266)	231,118	188,082	43,036	—
Corporate debt securities	7,322	—	(129)	7,193	—	7,193	—
Agency bonds	43,260	—	(735)	42,525	—	8,823	33,702
Total Level 2	281,966	—	(1,130)	280,836	188,082	59,052	33,702
Total Level 1 and Level 2	$325,527	$—	$(1,881)	$323,646	$188,932	$69,038	$65,676

(in thousands)		Gross Unrealized			Reported as:
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$21,925	$—	$—	$21,925	$21,925	$—	$—
U.S. treasury securities	15,156	—	(20)	15,136	—	15,136	—
Total Level 1	37,081	—	(20)	37,061	21,925	15,136	—
Level 2
Commercial paper	301,906	2	(90)	301,818	163,694	138,124	—
Corporate debt securities	14,299	—	(36)	14,263	—	6,850	7,413
Agency bonds	8,998	—	(40)	8,958	—	—	8,958
Total Level 2	325,203	2	(166)	325,039	163,694	144,974	16,371
Total Level 1 and Level 2	$362,284	$2	$(186)	$362,100	$185,619	$160,110	$16,371
Contractual maturities of short-term investments as of September 30, 2022 and December 31, 2021 are due in one year or less. Contractual maturities of long-term investments as of September 30, 2022 and December 31, 2021 are due after 1 year through 2 years.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2022 are as follows:

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
September 30, 2022	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	(751)	41,960	—	—	(751)	41,960
Commercial paper	(266)	231,118	—	—	(266)	231,118
Corporate debt securities	—	—	(129)	7,193	(129)	7,193
Agency bonds	(558)	33,702	(177)	8,823	(735)	42,525
Total	$(1,575)	$306,780	$(306)	$16,016	$(1,881)	$322,796
There were no continuous unrealized loss positions in excess of twelve months as of December 31, 2021.
5.Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Laboratory equipment	$4,637	$4,032
Computer hardware	157	157
Furniture, fixtures and office equipment	25	1
Leasehold improvements	8	8
Construction in progress	1,446	279
	6,273	4,477
Less: Accumulated depreciation	(2,616)	(1,994)
Total	$3,657	$2,483
The Company recorded depreciation expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2022 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, which was primarily allocated to research and development expense.
Other Long-term Assets
Other long-term assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Restricted cash	$842	$842
Deposits	155	155
Total	$997	$997

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Employee compensation	$2,038	$1,465
Accrued research and development	1,103	518
Accrued professional and consulting fees	477	411
Accrued facilities	—	337
Other	361	388
Total	$3,979	$3,119
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$188,932	$185,619
Restricted cash included in other long term assets	842	842
Total	$189,774	$186,461
Other income (expense), net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest income	$1,889	$136	$2,930	$168
Other expense, net	(132)	(72)	(131)	(112)
Total	$1,757	$64	$2,799	$56
6.Redeemable Convertible Preferred Stock
On June 9, 2021, upon the closing of the Business Combination (as defined in Note 1 and further described in Note 3), all of the outstanding redeemable convertible preferred stock was converted to New Nautilus Common Stock pursuant to the Exchange Ratio effective immediately prior to the Business Combination and the remaining amount was reclassified to additional paid-in capital. As of September 30, 2022 the Company had no issued and outstanding Preferred Stock shares.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
In June 2021, pursuant to the Business Combination, the Company amended its certificate of incorporation to increase the number of authorized common stock shares to 1,000,000,000 shares. There were 124,723,525 shares issued and outstanding as of September 30, 2022.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	September 30, 2022	December 31, 2021
Stock options issued and outstanding	11,515,123	8,550,076
Shares available for grant under 2021 Equity Incentive Plan	17,359,481	14,481,463
Shares available for grant under 2021 Employee Stock Purchase Plan	2,439,577	1,244,900
Total shares of common stock reserved	31,314,181	24,276,439
8.Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and nine months ended September 30, 2022 and 2021, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax assets.
9.Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2022, 17,359,481 and 2,439,577 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Common Stock at a purchase price which is equal to 85% of the fair market value of common stock on the enrollment date or on the exercise date, whichever is lower. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares available under the ESPP increased by 1,243,030 shares pursuant to this feature.
The first offering period was from October 1, 2021 through June 1, 2022. For subsequent offering periods, the Company will be offering a six month purchase period. As of September 30, 2022, 48,353 shares of common stock were purchased under the 2021 ESPP.
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares available under the 2021 Plan increased by 6,215,154 shares pursuant to this feature.
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
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.0 - 6.1	6.0 - 6.1	5.3 - 6.1	5.5 - 6.6
Expected volatility	109.3% - 110.2%	91.6% - 92.7%	105.2% - 110.2%	91.6% - 94.2%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	2.81% - 3.69%	0.91% - 0.96%	1.73% - 3.69%	0.53% - 1.02%
Stock price	$2.17 - $2.86	$7.11 - $9.21	$2.17 - $4.72	$7.11 - $11.16
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The awards granted in late January 2021 had an exercise price equal to the grant date fair value of the Company’s common stock. The Company’s board of directors made a determination of the fair market value of the Company’s common stock which contemplated the implied equity value of the Company per the Business Combination Agreement that was executed on February 7, 2021.
The following table summarizes option award activity during the nine months ended September 30, 2022:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	8,550,076	$4.66
Granted	4,448,363	$3.68
Exercised	(372,089)	$0.74
Forfeited	(1,111,227)	$7.32
Outstanding as of September 30, 2022	11,515,123	$4.15	8.6	$5,123
Options vested and expected to vest as of September 30, 2022	11,515,123	$4.15
Vested and exercisable at September 30, 2022	3,650,243	$3.73	7.7	$3,212
As of September 30, 2022, there was $27.9 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.7 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,012	$778	$2,854	$1,941
General and administrative	1,858	1,470	4,693	3,463
Total stock-based compensation expense	$2,870	$2,248	$7,547	$5,404
10.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2022 as the Company had not yet received the related goods or services. As of September 30, 2022, the Company had open purchase commitments for goods and services of $1.7 million, which are expected to be received through the next 12 months.
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
In December 2021, the Company entered into another lease in San Carlos, California for nine years expected to commence in December 2022 and expiring in October 2031. The Company can terminate this lease after five years from commencement date without bearing any significant termination penalties and therefore the Company concluded that the lease term is five years with total minimum lease payments of $7.2 million. The Company may borrow funds from the landlord of up to $2.0 million with an interest rate of 7% to finance its tenant improvements. No amounts have been borrowed as of September 30, 2022.
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Fixed operating lease costs	$1,182	$532	$3,547	$1,395
Variable operating lease costs	431	7	1,249	27
Short-term lease costs	6	453	17	1,072
Total lease costs	$1,619	$992	$4,813	$2,494
For the nine months ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $2.8 million and $1.2 million, respectively.
As of September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 8.7 years and 8.9% respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2022:

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

Lease Obligations
(in thousands)
Three months ending December 31, 2022	$736
2023	4,440
2024	4,569
2025	4,701
2026	4,837
2027 and thereafter	22,942
Total future minimum lease payments	42,225
Less: Imputed interest	(13,058)
Total operating lease liabilities	$29,167
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
11.Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(14,063)	$(14,504)	$(44,515)	$(33,626)
Denominator:
Weighted average common shares outstanding	124,651,318	124,114,893	124,522,164	71,085,128
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	—	—	(22,956)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,651,318	124,114,893	124,522,164	71,062,172
Net loss per share attributable to common stockholders, basic and diluted:	$(0.11)	$(0.12)	$(0.36)	$(0.47)
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
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	11,515,123	8,316,886
Employee stock purchase plan	54,733	—
Total potentially dilutive common share equivalents	11,569,856	8,316,886

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
In order to commercialize our Nautilus platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus platform, instruments, and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our Nautilus platform, instruments, and consumables to support large-scale commercial production. In connection with our Nautilus platform, we intend to utilize over 300 complex reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There is no assurance that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $258.0 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $44.5 million during the nine months ended September 30, 2022, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of September 30, 2022, we had an accumulated deficit of $125.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.

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
•attract, hire and retain additional management, scientific and administrative personnel; and
•continue to operate as a public company.
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
Impact of COVID-19 Pandemic
The global COVID-19 pandemic continues to evolve. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. As the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. We continue to employ hygiene protocols; controls for social distancing; enhanced cleaning, disinfecting, decontamination, and ventilation protocols; health policies; and usage of personal protective equipment, in all cases where appropriate. While we have largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities), gains and losses on foreign currency transactions, and other miscellaneous nonrecurring expenses such as gains or loss on disposal of property and equipment.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Change ($)	Change (%)
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$9,571	$8,244	$1,327	16%
General and administrative	6,249	6,324	(75)	(1)%
Total operating expenses	15,820	14,568	1,252	9%
Other income (expense), net	1,757	64	1,693	2645%
Net loss	$(14,063)	$(14,504)	$441	(3)%
Research and Development Expenses
Research and development expenses were $9.6 million for the three months ended September 30, 2022, compared to $8.2 million for the three months ended September 30, 2021, an increase of $1.3 million, or 16%. The increase was primarily due to a $1.3 million increase in salaries, related benefits, and stock-based compensation, a $0.5 million increase in facilities costs, and a $0.3 million increase in costs for development services. These increases were partially offset by a $0.6 million reduction in laboratory supplies and equipment expense, and a $0.2 million reduction in professional services and consulting expense.

General and Administrative Expenses
General and administrative expenses were $6.2 million for the three months ended September 30, 2022, compared to $6.3 million for the three months ended September 30, 2021, a decrease of $0.1 million, or (1)%. The decrease was primarily due to a $0.6 million decrease in professional services and consulting, and a $0.4 million decrease in insurance costs. These decreases were partially offset by a $0.8 million increase in salaries, related benefits, and stock-based compensation, and a $0.2 million increase in facilities costs.
Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 changed primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Nine Months Ended September 30,		Change ($)	Change (%)
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$28,085	$19,459	$8,626	44%
General and administrative	19,229	14,223	5,006	35%
Total operating expenses	47,314	33,682	13,632	40%
Other income (expense), net	2,799	56	2,743	4898%
Net loss	$(44,515)	$(33,626)	$(10,889)	32%
Research and Development Expenses
Research and development expenses were $28.1 million for the nine months ended September 30, 2022, compared to $19.5 million for the nine months ended September 30, 2021, an increase of $8.6 million, or 44%. The increase was primarily due to a $5.2 million increase in salaries, related benefits, and stock-based compensation, a $2.0 million increase in costs for development services, and a $1.7 million increase in facilities costs. These increases were partially offset by a $0.4 million decrease in professional services and consulting costs.
General and Administrative Expenses
General and administrative expenses were $19.2 million for the nine months ended September 30, 2022, compared to $14.2 million for the nine months ended September 30, 2021, an increase of $5.0 million, or 35%. The increase was primarily due to a $3.2 million increase in salaries, related benefits, and stock-based compensation, a $0.9 million increase in insurance costs, and a $0.8 million increase in facilities costs.
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 changed primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $44.5 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $125.2 million. Prior to the

Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $258.0 million.
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
•attract, hire and retain additional management, scientific and administrative personnel; and
•continue to operate as a public company.
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
Historical Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(35,429)	$(28,722)
Net cash provided by (used in) investing activities	38,315	(145,028)
Net cash provided by financing activities	427	327,384
Net increase in cash, cash equivalents and restricted cash	$3,313	$153,634
Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $35.4 million, primarily resulting from our net loss of $44.5 million and decrease in net changes in assets and liabilities aggregating $0.6 million. The decrease in net changes in assets and liabilities was primarily driven by a $0.9 million decrease in accounts payable, and a $0.9 million decrease in lease liabilities. These decreases were partially offset by a $0.9 million increase in accrued liabilities, and a $0.2 million decrease in prepaid expenses and other assets. Net cash used in operating activities was partially offset by non-cash charges aggregating $9.7 million, which primarily included $7.5 million of stock-based compensation and $1.6 million amortization of operating lease right-of-use assets.
During the nine months ended September 30, 2021, net cash used in operating activities was $28.7 million, primarily resulting from our net loss of $33.6 million, offset by non-cash charges aggregating $7.6 million, which primarily included $5.4 million of stock-based compensation and $1.2 million amortization of operating lease right-of-use assets. Net cash used in operating activities was increased by net changes in assets and liabilities aggregating $2.7 million, primarily driven by a $3.9 million increase in prepaid expenses and other assets.
Investing Activities
During the nine months ended September 30, 2022, net cash provided by investing activities was $38.3 million, primarily resulting from $142.1 million in proceeds from maturities of securities, partially offset by $101.7 million in purchases of securities and $2.1 million in purchases of property and equipment.
During the nine months ended September 30, 2021, net cash used in investing activities was $145.0 million, primarily resulting from $183.7 million in purchases of securities, partially offset by $40.0 million in proceeds from maturities of securities.
Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $0.4 million of proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan.
During the nine months ended September 30, 2021, net cash provided by financing activities was $327.4 million primarily resulting from $335.4 million in proceeds from the Business Combination and PIPE Financing, partially offset by $8.1 million in payments of offering costs.

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
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of ARYA’s initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
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
Interest Rate Risk
We had cash, cash equivalents, short-term and long-term investments of $323.6 million as of September 30, 2022. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of September 30, 2022, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $1.4 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $14.1 million and $44.5 million during the three and nine months ended September 30, 2022, respectively, and net losses of $14.5 and $33.6 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $125.2 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. In the near term, as we devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, specific factors that may result in fluctuations include, without limitation:
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our Nautilus platform;
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. In August 2020, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (the “HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA’s oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). More recently, Congress passed the FDA user fee reauthorization legislation without the substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how such action as well as future legislation by federal and state governments and changes in FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 30, 2022, we had 127 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at our suppliers in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on. For instance, “stay-at-home” orders were imposed in California, where our primary research and development facility is located, and in Washington state, where our primary corporate facility is located, that required reductions in capacity or shutdowns of businesses as well as the implementation of social distancing protocols and other plans and measures. During March and April of 2020, the volume of ongoing lab work was reduced, and only critical program work in the lab continued with staggered lab employee work shifts to minimize risk of exposure to COVID-19. While we have largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety which may further disrupt or delay our ability to conduct development activities. Additionally, our suppliers have also been impacted by the COVID-19 pandemic. For example, we have experienced some supply disruptions due to the pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents.
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
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Eastern Europe, increasing interest rates and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus platform. Any of the foregoing could harm our business, financial condition and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.
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
As of September 30, 2022, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.5% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum (an “Alternative Forum Consent”), the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or bylaws (each, as may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, except for any claim as to which the court does not have jurisdiction over an indispensable party to that claim. The foregoing shall not apply to any claims under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). In addition, unless we give an Alternative Forum Consent, the federal district courts of the United States shall be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act against any person in connection with any offering of the Company’s securities, including any auditor, underwriter, expert, control person or other defendant.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on November 1, 2022, on October 27, 2022, our board of directors, upon recommendation of the nominating and governance committee, amended and restated our amended and restated bylaws, effective immediately. The bylaws were amended and restated, among other things, to:
•revise the procedures and requirements for the nomination of directors and the submission of proposals by stockholders for consideration at meetings of stockholders, including, among other items, by adding a requirement that a stockholder seeking to nominate director(s) at a meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than five business days before the meeting;
•revise certain additional procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law, as recently amended (the “DGCL”);
•remove provisions regarding the lock-up of certain shares, as such lock-up period has expired;
•update various provisions regarding directors, board committees and officers;
•clarify the forum selection provision with respect to claims under the Securities Act; and
•make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.
The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is being filed herewith as Exhibit 3.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022)
10.1+
Offer Letter between Nautilus Biotechnology, Inc. and Mary Godwin dated July 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2022)

10.2+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Mary Godwin dated June 27, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2022)

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

NAUTILUS BIOTECHNOLOGY, INC.

Date: November 1, 2022	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)