Form 10-K
period 2022-12-31
Nautilus Biotechnology, Inc.
filed 2023-02-23
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2022, as reported by The Nasdaq Stock Market LLC, was $152 million. Shares of common stock held by each executive officer and director and by each other person who is deemed to be an affiliate of the registrant have been excluded from such computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 124,866,392 shares of common stock as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•our expectations regarding the functionality of the Nautilus platform;
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
•the performance of third-party partners, manufacturers and suppliers;
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

Part I
Item 1. Business
BACKGROUND OF BUSINESS COMBINATION
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc., a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp III, a Cayman Islands exempted company and our predecessor company (“ARYA”)), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “Business Combination Agreement”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”).
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
We believe that our Nautilus platform has the potential to position us to answer these questions, and many others that have not previously been possible to fully investigate. Due to the extensive applications and broad potential of large-scale proteomic characterization, we believe the proteomics market is currently among one of the largest untapped opportunities in the biological sciences today. According to BCC Research, the existing proteomics research market is currently estimated to be approximately $27 billion annual spend as of 2022, made up primarily of mass spectrometry and affinity-based quantification methods. Over the longer-term, the proteomics market is expected to reach approximately $55 billion by 2027, representing a compound annual growth rate, or CAGR, of 15% over the five-year period. Further, we believe there are substantial adjacent opportunities across translational research in drug target discovery, precision medicine development, clinical diagnostics, and other disciplines such as food and environmental science.
We plan to initially target the life sciences proteomics research market and are currently entering the first phase of our product development and commercialization strategy. In this first phase, we are focused on developing partnerships with key biopharma companies and leading academic institutions to create a founding group of collaborators that will gain experience with our technology, jointly publish research using our Nautilus platform, and generally help validate our initial applications. As of the date of filing this Annual Report, we have partnerships with Genentech, Amgen, The University of Texas MD Anderson Cancer Research Center, and the Translational Genomics Research Institute, among others. In the second phase we plan to launch an early access program to an expanded group of customers. We believe these customers will become important reference sites and key influencers that aid in the market adoption of our Nautilus platform, and will help us build a strong value proposition ahead of full commercial launch. In our third phase of commercialization, we intend to execute a broad commercial launch of our Nautilus platform including the introduction of our proteome analysis system, which is an integrated fluidics and optics system for massively parallel single protein molecule detection, accompanied by consumable reagents and analysis software, in direct sales to customers across academia and industry. The launch of our proteome analysis system is expected to be done with a multi-year product roadmap of system enhancements and new applications designed to help our customers achieve their research objectives and expand the utility of our Nautilus platform. We also plan to leverage our machine learning software to build a data analysis and insights engine that improves over time as we grow our data sources and the analysis learns to deliver better accuracy and identify new potential discoveries. We believe by following this methodical pathway, we can optimize the development of our Nautilus platform, establish a steady flow of validating publications, appropriately scale our operations, deliver exceptional customer experiences, and help ensure we are delivering long term value and revenue growth.
Since inception in 2016, we have worked diligently to secure a strong intellectual property portfolio, and we have successfully filed and obtained numerous key patents. Our management team also brings a unique combination of experiences from the fields of technology and life sciences, with a proven track record of building successful businesses based on novel technology. Our company is a highly interdisciplinary organization, and as of December 31, 2022 we were comprised of approximately 134 employees, with 51 of such employees holding a Ph.D. Our organization is driven by the pursuit of deep, hard science, and our Scientific Advisory Board is comprised of world-renowned scientific leaders that support our vision.

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
•Novel end-to-end proteomics detection platform of extreme sensitivity. We aim to be the first commercially available proteomics detection platform technology and end-to-end solution to decode and quantify virtually the entire proteome, including the variations and modifications of proteins. Our Nautilus platform consists of instruments, reagent consumables and software that we believe has the potential to deliver broad proteomic profiling to the market and potentially unlock the vast, dynamic, and valuable biological information contained in the proteome. With each instrument sale, there is expected to be accompanying recurring revenue comprised of reagent consumable sales, instrumentation service, support, and software that creates a comprehensive proteomics solution.
•Open, flexible and customizable technology platform. Our Nautilus platform is designed to allow our customers to analyze their samples in a variety of run configurations by utilizing flow cells which each contain 4 discrete and independent lanes, analyzed on an instrument that can be loaded with up to 3 flow cells per run. At launch, our platform is designed to either maximize analysis depth by running all 12 lanes on 1 sample, or maximize analysis throughput by running a single sample per lane. This design is also highly compatible with molecular barcoding, which may be introduced in the future to multiplex increasingly larger sample numbers per run. Further, with the introduction of an affinity binding reagent labeling kit, our platform is also designed to be able to incorporate off-the-shelf affinity binding reagents that have already been created by biopharma, academia, or commercial affinity reagent manufacturers. We believe that the ability to customize the type of analysis performed by adding or combining these affinity binding reagents with our Nautilus provided reagent kits could provide a very powerful and desirable analysis for our customers.
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
•Our Nautilus platform technology could position us as a leader in a large initial life sciences research market and provide a path to the clinical diagnostics. The global proteomics market is estimated to be approximately $27 billion annually as of 2022 and is expected to grow at an estimated 15% CAGR from 2022 to 2027 according to BCC Research. Furthermore, we believe our Nautilus platform has the potential to facilitate a broader transformation across life sciences and healthcare, and therefore significantly augment our total addressable market over time. We believe there are multiple high-value research applications in precision and personalized medicine, drug discovery, and clinical diagnostics that can be unlocked by accurate, reproduceable, and cost effective proteomic profiling. As the proteomics market continues to mature, and if our technology is validated across translational research applications, we believe our Nautilus platform could transfer well into the clinical setting prior technologies have thus far been unable reach.
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

OUR STRATEGY
•Drive adoption of our Nautilus platform by providing the life sciences industry with access to the proteome. We believe our Nautilus platform has the potential to provide value across the life sciences ecosystem as the first end-to-end solution capable of substantially quantifying the proteome. The utility and potential applications are expected to be broad and serve basic research and discovery, translational and clinical research, and ultimately enable clinical diagnostic market segments. We intend to drive adoption of our Nautilus platform through a three-phase commercial strategy that begins with an initial partnership and collaboration phase with biopharma companies (such as our existing relationships with Genentech and Amgen), academic institutions (such as our existing relationship with The University of Texas MD Anderson Cancer Center, the Translational Genomics Research Institute and others) and research organizations where we aim to jointly publish data and validate our Nautilus platform, followed by a pre-sales or early access program to drive awareness and demand, and finally culminating in a full commercial launch.
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
The proteome ultimately drives the function of a cell and tissue, and therefore it dictates the physically observable characteristics known as the phenotype. The proteome undergoes dynamic changes as it continuously responds to chemical signals, blood-borne mediators, temperature, drug treatment, and developing disease over time. This complex interplay of factors contributes to the complexity of proteomics research. However, the detailed and complex information provided from proteomics has the potential to help in identifying novel and causal drug targets and to enable more efficient and effective drug development. A few examples of the way proteomics may lead to novel insights in research are highlighted below.
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

OUR MARKET OPPORTUNITY
We believe that our Nautilus platform has the potential to be uniquely positioned in the proteomics market. In our mission to democratize proteomics, we see initial research applications in precision and personalized medicine, with a natural growth path into clinical diagnostics, as well as in machine-learning powered drug discovery. However, we believe that the opportunity could extend far beyond this.
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
As existing approaches only allow us to routinely quantify a fraction of the proteome, biopharmaceutical companies have become increasingly adept at identifying possible targets within what is currently observable, and as such, many viable targets have been exhausted. Despite the many hundreds of thousands of biomarker research studies estimated to have been published to date, there are currently only approximately 140 unique pharmacogenomic biomarkers with FDA approval for use with therapies today. This number of approved biomarkers is alarmingly low, and further highlights the shortfall of attempting to predict a protein biomarker’s expression level and function primarily from genetic data. Unfortunately, researchers have been forced to use this method, given the availability of powerful tools in genomics without the corresponding power and breadth of tools available in proteomics. With an advancement such as the Nautilus platform, we believe researchers will have the power to deeply and comprehensively measure the physical proteins at the root of disease, dramatically increasing the potential to identify more clinically meaningful biomarkers with greater precision in the practice of medicine. We believe a breakthrough increase in throughput would enable researchers to more deeply measure large cohorts, thereby powering studies at the scale required to quickly and cost-effectively discover new critically important biomarkers.
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
Due to the extensive applications and broad potential, we believe that the proteomics market represents one of the largest untapped opportunities in the biological sciences today. According to BCC Research, the global proteomics market was valued at approximately $27 billion as of 2022. This encompasses only the fraction of the proteomics market that is currently available to us via mass spectrometry and other quantification methods and does not include diagnostics. The overall proteomics market is projected to reach approximately $55 billion in 2027, representing a CAGR of 15% for the five-year period.
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

Estimated Growth and Market Expansion Opportunity

Long-Term Transformation of Healthcare by Proteomics

$55B
(2027)
15% CAGR

Immediate Market Opportunity

Global Proteomics Market

$27B
(2022)

52% Drug Discovery and Development
27% Diagnostics
11% Research
10% Applied Markets
(Source: BCC Research)

PRECISION & PERSONALIZED MEDICINE

CLINICAL DIAGNOSTICS

AI POWERED DRUG DISCOVERY

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
Mass Spectrometry-based Approaches
Mass spectrometry is a powerful tool for the measurement of proteins and has progressed the field of proteomics immensely, similar to the impact that Sanger sequencing had to the founding of large-scale genomics research. However, for the powerful data that is generated, current mass spectrometry workflows still remain complex and time consuming. The mass-spectrometry workflows and processes are not fully automated requiring skilled professionals to prepare samples and operate instruments, which limits the impact of these powerful technologies. Mass spectrometry is also known to have poor sensitivity to detect proteins present at low frequencies within biological samples, which is where many believe important drivers of biology exist. Lastly, the most widespread approach called shotgun mass spectrometry, requires proteins are first broken apart into small pieces called peptides in order to measure them. This detection method can only measure the individual protein fragments, and is therefore unable to identify specific patterns of post-translational modifications and proteoforms visible on intact proteins across a sample. Despite these challenges, there has still been a strong appetite for protein data given its importance in biology and drug development, and the proteomics research marketplace is estimated to have over 16,000 installed mass spectrometry systems.
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
Our Nautilus Platform Design Criteria
To achieve our ambitious goals, and to meet the unmet needs of scientists and researchers, we recognized early on that we would need to tackle the deep, hard, novel science required to innovate and commercialize a fundamentally new detection technology capable of reading and quantifying the proteome and associated proteoforms. As such, we designed the Nautilus platform – from the ground up – to accomplish the following goals:

Comprehensive	Measure substantively all the proteins and proteoforms in a sample
Sensitive	Single-molecule detection
Wide dynamic range	Match the scale of the proteome
Reproducible and robust	Path to clinical translation of discoveries
Rapid run time	Process a large number of samples
Easy to use	Any lab can run it

A core design criterion was that the Nautilus platform needed to be comprehensive. One of the largest challenges with existing “shotgun” proteomics technologies is that replicate analyses are likely to sample different subsets of the proteome.
Next, the Nautilus platform needed to be ultra-sensitive. Unlike NGS technologies, where one can leverage natural processes and enzymes (e.g., polymerases) to amplify DNA and RNA, proteins cannot be amplified from the original molecule. To achieve the goal of measuring the complete proteome, scientists and researchers needed a new analysis method with unprecedented sensitivity.
The Nautilus platform was designed to cover a very large dynamic range in a simple workflow in order to scale to the full proteome.
In addition, the process needed to be reproducible and robust, maximizing the chance that the results derived in one experiment are the same as the results derived in subsequent experiments.
Importantly, the Nautilus platform needed to be fast and able to analyze tens of thousands of samples in a reasonable time period.
It also needed to be sufficiently easy-to-use so that virtually any lab could benefit from using it, not just labs that are explicitly focused on proteomics or analytical chemistry.
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
To break through these barriers, we have designed our Nautilus platform to measure billions of individual protein molecules at a time, in a massively parallel and efficient workflow. We refer to Nautilus’ framework for what we believe to be a fundamentally different approach to protein analysis as Protein Identification by Short-epitope Mapping (PrISM). Our internal testing has demonstrated that our hyper-dense single-molecule protein nanoarray contains 10 billion landing pads. Our team has developed a process for manufacturing our nanoarray as the foundational component of our flow cell consumable. The flow cell itself is comprised of a nanometer-scale fabricated chip that holds the individual protein molecules in place on the surface in a landing pad, encapsulated by a fluidics channel that allows for reagents to flow across the surface. Our design includes the isolation of individual proteins in a protein library preparation by binding them to a much larger scaffold which has been created to hold exactly one protein molecule.

These scaffolds can be reliably made to precise sizes, and the flow cell nanoarray surface can then be generated by well understood manufacturing processes to create surface features, which we call landing pads, that match the dimension of the scaffold. As each landing pad can only hold one scaffold, and each scaffold can only hold one protein molecule, the introduction of scaffold-protein complex onto the nanoarray surface generates a self-assembling, high-density single protein molecule array (as seen in the above and below illustrations). The attachment between the scaffold and the nanoarray surface is extremely robust, enabling scaffolds to persist through extensive reagent washing across many cycles.
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
Nautilus Platform Multi-Cycle Affinity Probe Reagent Binding, Imaging, Washing, and Re-Binding

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
3.A Novel Class of Multi-Affinity Probe Reagents for Efficient Whole Proteome Analysis
Our Nautilus platform technology is designed with fundamentally different principles of how to use and exploit the properties of affinity binding reagents compared to prior methods. Historically, affinity binding reagents have been qualified for use based on their specificity to a given protein target, and showing the ability to bind strongly to that specific target. In order to see and measure a single protein target, a researcher would require an affinity reagent of sufficient specificity to detect it. These high specificity affinity reagents are commonly used for bulk measurements, and are typically only used for one single bulk measurement event (or cycle) and then discarded.
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
In a highly innovative and counterintuitive way, our Nautilus platform has also been designed to exploit low specificity affinity reagents. Identifying the tens-of-thousands of different proteins in a proteome would require a prohibitively large number of traditional highly specific affinity reagents. We therefore explored the possibility of using affinity reagents that bind short, linear epitopes (e.g., target protein sequences of 3-4 amino acids each) with moderate specificity, such that each affinity reagent probes and binds to many different proteins that contain the short linear epitope target, each we describe as a “multi-affinity probe”. While the binding of a single multi-affinity probe is not sufficient to identify a given protein, sequential binding events using a series of multi-affinity probes can create enough information that it is sufficiently powerful to accurately identify an exceptionally broad number of proteins present in a sample. In this approach, each new multi-affinity probe that is introduced in a cycle of binding and imaging provides additional evidence and gradually narrows the list of possible protein identities. Hereafter, we refer to our proposed approach as Protein Identification by Short-epitope Mapping (PrISM). Our Nautilus platform technology is estimated to achieve the detection of the vast majority of proteins in the proteome using a combination of approximately 300 unique multi-affinity probes.

Nautilus Platform Technology Protein Identification with Increasing Multi-Affinity Probe Cycles
Source: A theoretical framework for proteome-scale single-molecule protein identification using multi-affinity protein binding reagents. Jarrett D. Egertson, Dan DiPasquo, Alana Killeen, Vadim Lobanov, Sujal Patel, Parag Mallick bioRxiv 2021.10.11.463967.
4.Machine Learning Protein Identification Software
Among the most unique aspects of our Nautilus platform is the integration of a proprietary machine learning-based protein identification analysis software engineered to work with the type of data our system generates. As discussed, more typical measurements for high specificity reagents can be used in our system to identify, and thereby quantify, each protein from a single binding and imaging step. These high specificity affinity reagents can provide a lot of information about a small number of proteins, and as such it would take an exceedingly large number of highly specific affinity reagents and therefore an exceedingly large number of cycles to measure every protein in the proteome. To enable broad protein identification on our system, we instead use our multi-affinity probes that can bind to hundreds or even thousands of individual proteins in a given cycle.
Our proprietary algorithm is thereby trained using experimental data from our multi-affinity probe development process that provides a baseline estimate of how likely each probe is to bind to each protein in a reference proteome database. As data is collected, a binding matrix is generated for each protein coordinate. For example, a given coordinate [2,1] may have bound probes during cycles [4, 11, 25, 26, 27, 65, and 201]. This data is then fed into our machine learning protein identification analysis to determine which protein is most compatible with the observed pattern of binding. The illustration below provides a view of our machine learning protein identification analysis at work by observing the confidence the algorithm has with respect to each protein as additional cycles of data are collected. On average, it takes roughly 15 cycles of multi-affinity probe binding events to uniquely identify a protein. Prior to 15 cycles, there is a lot of variability in which protein is likely to be at a given spot, but then after 15 cycles, the algorithm locks in on a precise protein and becomes increasingly more confident in its identification. Further, with each additional cycle the other potential proteins become increasingly less likely.

Nautilus Platform Technology Can Identify a Protein by Analyzing Data from Multiple Cycles of Multi-Affinity Probe Binding Event with High Probability.
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
•Step 1 – Sample Preparation
The Nautilus sample preparation process attaches a label to extracted proteins and then attaches them to a proprietary scaffold to isolate them individually, thereby creating a library of single protein molecules. This process was designed to be simple, robust, and rapid. Internal tests demonstrate that substantially all of the proteins are attached to the scaffold during the library preparation process, which requires approximately 2-3 hours of hands-on time over a 2-day protocol.
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
•Step 3 – Integrated Imaging and Fluidics System Processing Multiple Cycles of Affinity Reagents
Following protein library deposition, the proteome analysis system then initiates the multi-cycle interrogation of each single-molecule bound to the surface of the flow cell. This process entails introducing fluorescent dye labeled multi-affinity probes into the flow cell, rinsing out the unbound fraction, imaging the surface area, and then stripping and washing the multi-affinity probe away. This entire process is then repeated sequentially to collect data on the desired number of cycles in the system run, where each cycle is a unique batch of multi-affinity probes intended to identify a set of target epitopes.
•Step 4 – Processing of Digitalized Proteomic Data
After the proteins on the flow cell have been iteratively imaged over the determined number of cycles, the resulting raw images are converted into a coordinate map with corresponding illumination signals indicating positive multi-affinity probe binding events, effectively digitizing up to approximately 20 terabytes of raw image analyzed proteomic data.
•Step 5 – Machine Learning Analytics - Decoding, Protein Identification, and Quantity
In the final step of the workflow, the digital proteomic data is analyzed by our cloud-based machine learning protein identification analysis software. The data is converted to protein identities during this analysis, evaluating the characteristics of each multi-affinity probe binding event at each location to determine protein identity and quantity.
Nautilus Platform Technology Performance
Simple and Robust Sample Handling
Nautilus’ straightforward sample protein library preparation is designed to convert protein samples into a format optimized for single-molecule deposition on our flow cell. The process has been designed to be accessible to virtually any life sciences researcher. In addition, the protocol is highly compatible with standard lab automation equipment and workflows, which is expected to further minimize the effort required while increasing laboratory processing throughput. Also, unlike existing shotgun proteomics methods, no sample protein digestion is required in our method which in turn makes the workflow very simple. The result is a process that is expected to effectively prepare a sample into a library ready to load on the flow cell with approximately 2-3 hours of hands-on time completed over a 2 day period.
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
Extreme Sensitivity Quantified by 10-16 LOD (Limit of Detection)

Development and Characterization of Multi-Affinity Probes
Multi-affinity probe discovery and development pipelines have been built that generate multi-affinity probe candidates that target short peptides, typically three amino acids in length. These pipelines employ multiple candidate discovery methods to identify and select antibody, antibody fragment, or nucleic acid based candidate multi-affinity probes. Promising candidates are further screened in assays to determine EC50 values off-platform (example results for two candidate probes shown below), and then leads are evaluated in detail for their performance on the Nautilus proteome analysis platform.
Multi-Affinity Probe Discovery and Development Pipeline
Model Protein Decoding
Bringing multiple aspects of the platform together, we created a control sample library using model synthetic proteins that were designed to be multi-epitope controls to demonstrate the PrISM decoding method in action on the Nautilus platform. A multi-cycle run was completed using 24 unique multi-affinity probes. Shown below is the detection of Model Protein 1 (MP1) across two replicate datasets. The relative count of MP1 identifications within the library was generated by decoding the pattern of binding events at each location present on the flow cell over the course of the multi-cycle run. In the figure below, the observed binding events (yellow) for each cycle of multi-affinity probes matched the expected binding events unique to the MP1 epitopes present (top orange) vs the MP2 epitopes (bottom orange).

Model Protein 1 Decoded by PrISM

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
The Nautilus Platform Detection of Proteoform Patterns
On our Nautilus platform, we are able to use existing commercially available affinity reagents to perform detailed mapping of proteoform patterns at the single protein molecule level. We do this by measuring individual proteins at each specific post-translational modification site over multiple cycles, each cycle targeting a different specific site or feature of the protein. Illustrating this concept in the diagram below, during the first cycle we use an anti Tau affinity reagent to identify all of the Tau proteins present on the flow cell. Then over the next 4 cycles we detect each Tau molecule again, only now with a slightly different affinity reagent that targets a different isoform or phosphorylation modification on the Tau protein. Looking at this data together over 5 cycles, our technology is potentially able to distinguish up to 16 different proteoforms (in this case, different isoform and phosphorylated patterns) of the same Tau protein.

Workflow for the Detection of Tau Proteoform Patterns

2
Sequential Antibody Binding & Imaging
Cycle 1
anti-tau
Cycle 2
anti-2N tau
Cycle 3
anti-0N tau
Cycle 4
anti-pT181 tau
Cycle 5
anti-pS214 tau
wash
image 1
image 2
image 3
image 4
image 5
3
Data Processing
L1
L2
L3
L4
...
Binding Patterns
(Decoding)
2N4R tau
0N4R tau
2N4R tau pS214
0N4R tau pT181
...
Protein Identities
(Counting)
2N4R tau: 27,076
0N4R tau: 58,111
2N4R tau pS214: 98,543
0N4R tau pT181: 4,076
...
Protein Counts

The protein counts in the image above are for illustration purposes only.
Demonstrating this workflow in action, on a single chip we deposited positive control Tau proteins, a negative control (ubiquitin), and a mixture of four Tau proteoforms. After correcting for non-specific binding and antibody false negative rates, we detected all four proteoforms in the complex mixture. Over 500k molecules were analyzed.
Nautilus Platform Proteoform Pattern Detection
Further demonstrating the ability of this workflow to identify increasingly lower levels of Tau protein in complex mixtures, below recombinant 0N4R Tau (exogenously phosphorylated by the ERK2 kinase) was spiked in to a K562 cell lysate. Tau was added at 0 (no spike control), 5%, 10%, or 20% of total protein. Tau protein was then enriched by immunoprecipitation and detected with the Tau anti-0N antibody.

Detection of Low Tau Levels in a Cell Lysate Background

Nautilus Platform Development Plan Key Areas of Focus
In order to achieve our goal of broad commercialization by mid-2024, we plan to advance the development of our Nautilus platform across all components including chemistries, reagents, consumables, instrumentation and analysis software. The prototype of our proteome analysis system has generated all of our internal data to date, and we are continuing the development process to optimize, improve upon, and validate the final designs, formulations, protocols, manufacturing processes, and software code comprising our Nautilus platform.
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
Assuming the completion of our development across these focal areas on our currently anticipated timeline, as well as additional related development activities, we believe we will be in position to achieve our goal of broad commercialization by mid-2024.
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
The open nature of the Nautilus platform creates the opportunity to partner with third-parties on the development and supply of affinity reagents for use on our instrument.
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
Translational Research and Discovery Applications
Biomarker Discovery
It has been published that approximately 95% of FDA-approved drug targets are proteins. The Human Protein Atlas collaborative research project identified that FDA-approved drugs are targeting up to 812 separate human proteins and that there are 4,514 genes in the UniProt database that have experimental evidence for being involved in disease. We believe that the drug development and diagnostic industries have suffered from an inability to access the low frequency and rare proteins present in biological samples due to the tremendous dynamic range present across proteins in a specimen. As already described, we believe that our Nautilus platform technology is designed with the scale to adequately overcome the dynamic range problem in proteomics, and provide researchers with access to the rare, but biologically important protein detection where biomarkers are believed to exist. We believe our Nautilus platform’s sensitivity targeting the detection of events as rare as 1 protein molecule in 1,000 cells will be critically important and may unlock the potential for many new biomarkers to accelerate the development of precision medicine diagnostics and therapeutics.
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

OUR PRODUCTS
Overview
Our primary business model is anticipated to be focused on the commercialization of our Nautilus platform through the sale of instrumentation, reagent consumables, and software. Our proteome analysis system is our detection instrument at the center of our product suite, supported by reagent consumables for the preparation and analysis of proteins, and followed by sophisticated machine learning software architecture for the analysis and reporting of our data in the cloud.
Proteome Analysis System
Our proteome analysis system is a high-resolution optical imaging system coupled with integrated fluidics and liquid handling sub-systems. The system is designed to deposit protein libraries onto a flow cell and to process labeled multi-affinity probe binding and imaging cycles rapidly in order to decode and quantify the vast majority of proteins present in biological samples. After the reagent kits, samples (protein libraries), and flow cells are loaded onto the system, the remainder of the workflow is automated.
Reagent Kits
System run reagent kits are comprised of four main components: sample preparation, flow cell(s), multi-affinity probe reagents, and instrument buffers used to perform multi-cycle analysis runs.
Our proprietary sample preparation kits will be designed for the isolation and preparation of a library of proteins from a variety of input materials including cell cultures, tissues and biospecimen. The library preparation includes an automatable workflow consisting of chemically labeling target proteins and attaching them to a scaffold used to deposit proteins on our flow cell. Given the breadth and depth of data output capability planned for our proteome analysis system, it is not expected that additional protein sample enrichment, enhancement or pre-treatments of samples will be required for processing, however we do intend to be compatible with such pre-treated samples. We also expect our customers and partners may wish to design their own custom process to target specific proteins prior to creating a library with them, and we intend to ensure our kits will be compatible with pre-treated or enriched protein samples. Our protein library preparation process is designed to be simple, efficient, and robust, all features which are expected to allow for easy automated processing for high throughput applications.
In an effort to provide maximum flexibility, our initial flow cell design includes four physically separated and independent fluid channels, or “lanes,” such that a customer can introduce a unique biological sample in to each lane for multi-cycle analysis. Our proteome analysis system is designed to hold and concurrently analyze up to three flow cells in a single system run, for a total of 12 lanes. Additional sample throughput may also be achieved by the use of a molecular barcode in our reagent kits that will enable the multiplexing of more than one barcoded sample library together within a single lane for analysis in the future.
Affinity binding reagents will also be included as a reagent kit. Kits will be offered in configurations that cover a catalog of proteomic content. We intend to supply a standardized set of multi-affinity probe reagents for the broadscale detection of proteins, or “proteome kits,” as well as protein-specific or proteoform-specific kits, or “targeted proteoform kits,” focused on high interest protein targets in key disease areas. Additionally, custom affinity reagent labeling kits are expected to be supplied in the future to enable customers to label their own in-house developed or purchased affinity reagents to be compatible with Nautilus workflows for use on the system.
Software & Analysis
Our machine learning analysis software suite also is expected to be utilized as the analysis engine to decode the proteome system raw data into protein identifications and counts. Our software is expected to be a SaaS based service, utilizing Nautilus’ machine learning computational algorithms required to identify and quantify the proteins or proteoforms present in a sample run on the system. Our software is a learning and evolving system, which we are designing to improve in accuracy over time as the multi-affinity probe binding profiles are refined and trained across a growing database. We expect our software enhancements in performance will also be accessible to customers who wish to re-analyze prior run data with later versions to deliver new insight and discovery value.

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
We initially intend to target customers with a history of strong performance in proteomic research, and a substantial annual research budget allocation for proteomics technologies and proteomic data. We expect many of our customers will already have high complexity molecular analysis laboratories which include high throughput proteomic or genomic analysis capabilities on site. We believe these customers represent a segment of the greater than 16,000 system install base of mass spectrometry detection systems already in use, many of which are dedicated to proteomic analyses. Our early customers are expected to include large pharma and biotech research groups, sophisticated proteomic translational research laboratories in academia, and large-scale commercial and academic multi-omics research laboratories. As our Nautilus platform is introduced into these customer segments, we further intend to expand our commercialization into clinical settings, where our target customers are expected to include pharma and biotech clinical development groups, contract research organizations, and ultimately, diagnostic laboratories.
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
Aligning Go-to-Market Strategy with Research and Development Milestone
Collaborations & Partnerships
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

Proteome Analysis System Launch and Commercial Scale Up
At full commercial proteome analysis system launch, we expect to continue offering our Proteomic Data Early Access Program, and to maintain the laboratory services to continue supporting proof of concept and pilot projects for an extended period of time to continue building our sales funnel. Our proteome analysis system launch is expected to be coupled with a substantial scale up of our commercial sales and marketing workforce. We intend to employ a “land and expand” sales model to promote high value cutting edge technology adoption, where we will first establish a presence in key accounts across our customer demographics, then work to broaden and expand our value and contributions across those key account organizations while concurrently growing our customer base through an increasing salesforce. We expect to commercialize directly in the United States, and in the future to expand commercial operations to the Asia Pacific and European regions. Following our initial proteome analysis system commercial launch, we expect future system upgrades and enhancements periodically over time that will further drive discovery potential and our business with each incremental advancement.
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
•Implementing a proven commercial model with an efficient direct salesforce; and
•Expanding our impact in translational research for clinical applications, precision medicine and diagnostics.
Partnerships
In December of 2020, we signed a research collaboration agreement with Genentech to engage in a pilot study using our technology. We are collaborating with Genentech using our proteome analysis system to analyze and map the proteoform landscape of a Genentech protein target of interest. In October 2021, we entered into a research collaboration agreement with Amgen in which the Nautilus platform will be used across a number of projects to investigate proteins and proteoforms of interest to the both organizations. In October 2021, we signed a research agreement with The University of Texas MD Anderson Cancer Center. In this research collaboration the Nautilus platform will be applied in measuring the quantity and patterns of post-translational modifications on specific oncology protein targets of interest across different settings, such as pre- and post treatment. And, in January of 2023, we entered into a research collaboration with the Translational Genomics Research Institute, which is a Phoenix, Arizona-based nonprofit organization dedicated to conducting groundbreaking research with life-changing results. Translational Genomics Research Institute is part of City of Hope, a world-renowned independent research and treatment center for cancer, diabetes and other life-threatening diseases. All of the above research collaborations are consistent with our objectives in Phase I of our commercial go-to-market strategy to establish external collaborations and relationships that produce data and publications exploring the utility and strengths of our Nautilus platform technology.
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
Instrumentation
Our proteome analysis system instrumentation automates the Nautilus assay chemistry concurrent with rapid optical imaging of the flow cell. The current system is an early-stage design, used for optimization of the function and design of each component. We currently source components for our systems from external manufacturers and assemble them in-house at our San Carlos, CA facility or at our manufacturing partner facilities. Once development is completed, we will determine the most appropriate path for high volume production. This may consist of a process developed by contract manufacturing of major system components with final assembly and testing in-house, or fully outsourced production, or some combination of both.
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
GOVERNMENT REGULATION
The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain medical devices are subject to regulation in the United States by the Center for Devices and Radiological Health of the U.S. Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act (FDC Act) and comparable state and international agencies. FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), or premarket approval pursuant to the FDC Act prior to marketing, unless subject to an exemption.
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
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the IVD Medical Device Regulation (IVDR) European Union (EU) 2017/746. The EU IVDR was entered into application on May 26, 2022, which replaced the IVD Directive and aims to improve the quality, safety and reliability of in vitro diagnostic medical devices with a new risk-based device classification system, provide for more detailed and stringent rules on the evaluation of device performance, and to enhance vigilance and post-market surveillance, among other changes. Outside of the EU, regulatory authorization needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.
In August 2020, the Department of Health and Human Services, or HHS, announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking LDTs are not required to obtain FDA premarket authorization. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from the FDA’s longstanding approach.
Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act), which aims to create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of the FDA’s oversight. To date, Congress has not passed the VALID Act, but may revisit the VALID Act or similar policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.
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
As of December 31, 2022, we owned eight issued U.S. patents, approximately twenty-nine pending U.S. non-provisional patent applications, approximately twenty-two pending U.S. provisional patent applications, and approximately fifty-five pending foreign patent applications, including twelve international patent applications filed under the Patent Cooperation Treaty (PCT application). Our owned patents and patent applications, if issued, are expected to expire between 2037 and 2043, in each case absent any patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Our solely owned patents and patent applications contain, among others, claims directed to our core platform technology, such as compositions, methods, and systems directed to identifying and quantifying proteins utilizing probes that can bind different epitopes of the proteins with different degrees of binding non-specificity; reagents and materials; instruments; arrays and other consumables; sample preparation; high throughput decoding algorithms, and algorithms for secondary analysis of proteins and proteomes, amongst other things.
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
Trademarks
As of December 31, 2022, we owned approximately six registered trademarks in China, the United Kingdom, and Europe. In addition, we have seven pending trademark applications in the U.S., Australia, Brazil, Canada, China, the European Union, India, Israel, Japan, Korea, Mexico, Singapore, Switzerland, and the United Kingdom.
Collaboration Agreements
We have entered into research collaboration agreements with Genentech in December 2020, with Amgen in October 2021, with The University of Texas MD Anderson Cancer Center in October 2021, and with Translational Genomics Research Institute in January 2023. Under each of these agreements, respective research collaboration teams are using the Nautilus platform to analyze and map proteoforms of interest to the specific collaborator. These agreements are for research only and we will not generate any revenue under the agreements.
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

Employees and Human Capital
As of December 31, 2022, we had 134 employees, all based in the United States, 51 of whom hold doctorate degrees. Of these employees, 95 were engaged in research and development activities, and 39 were engaged in general and administrative activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.
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
Corporate and Available Information
We were incorporated as a Cayman Islands exempted company in March 2020 as a blank check company under the name ARYA Sciences Acquisition Corp III. On June 9, 2021, we consummated the Business Combination pursuant to the terms of the Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, on the Closing Date, (i) we changed our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, upon which we changed our name to Nautilus Biotechnology, Inc.
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
General Risk Factors
•We will continue to incur significant increased costs and management resources as a result of operating as a public company.

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
Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
Risks Related to Our Business
We are a development stage company that has incurred net losses in every period to date, has not yet commercialized any products, and expects to continue to incur significant losses as we develop our business. We may never achieve profitability.
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $57.9 million and $50.3 million during the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $138.6 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K.
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
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our Nautilus platform. Additionally, in developing our platform technology, we currently rely on co-development partners to assist us in the development of certain component technologies in our platform. We have experienced difficulties with some of these partners successfully delivering these component technologies on time and to our specifications, and these partners may not be successful in delivering these component technologies on time, to our specifications, or at all, in the future, which could have an adverse impact on our ability to meet our development timelines, and/or our products level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus platform to comprehensively measure the human proteome, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products fail to deliver currently anticipated functionality and levels of performance, if our products are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products and technologies, we may never recognize material revenue and may be unable to continue our operations.
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
•the prices at which we will be able to sell our Nautilus platform instruments and consumables;
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
In order for us to commercialize our Nautilus platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus platform, including our proteome analysis system and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our platform instruments and consumables to support large-scale commercial production. In connection with our Nautilus platform, we may utilize long lead time instrument system components, such as cameras and lasers, and as a result, it may impact our ability to consistently source such components. Additionally, we intend to utilize over 300 complex reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There are no assurances that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market. In addition, in connection with establishing third party relationships or sourcing component supplies, including with respect to instrument components, reagents and antibodies, we may incur costs that are higher than currently expected and that may adversely affect our gross margins and operating results following commercialization. Assuming we complete development of our Nautilus platform, we may experience manufacturing and product quality issues as we increase the scale of our production. Any delay or inability in establishing or expanding our manufacturing capacity could diminish our ability to develop or sell our products, result in increased or unanticipated costs, result in lost revenue, and seriously harm our business, results of operations and financial condition.
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
Our business will depend significantly on research and development spending by pharmaceutical companies as well as by academic and other research institutions. Any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that our revenue in the foreseeable future will be derived primarily from sales of our Nautilus platform to biotechnology companies and life science laboratories worldwide, and to a lesser extent, academic institutions and non-profit organizations. Our success will depend upon demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected system sales and, similarly, reductions in operating expenditures by these customers could result in lower than expected sales of our Nautilus platform. These reductions and delays may result from factors that are not within our control, such as:
•decreases in government funding of research and development;
•changes in economic conditions, including recessionary effects and inflationary pressures;
•changes in government programs that provide funding to research institutions and companies, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of time of the funding process;
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
•the effect of competing technological and market developments;
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Following Brexit, medical device products entering the U.K. market will have to comply with the regulatory requirements of the Medicines and Healthcare products Regulatory Agency (the “MHRA”), including the new UK Medical Device Regulations, which are scheduled to go into effect by July 2024. These foreign regulations and any future requirements that may be implemented by regulatory authorities will increase the difficulty of obtaining and maintaining regulatory approvals and compliance in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances or certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. In August 2020, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (the “HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA’s oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without the substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how such action as well as future legislation by federal and state governments and changes in FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amends and expands the CCPA. Most substantive provisions in CPRA are effective as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws that will require ongoing compliance efforts and investment, including Virginia, Utah, Connecticut and Colorado. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
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

We are in the process of evaluating compliance needs but do not currently have in place formal policies and procedures related to the storage, collection and processing of information, and have not conducted any internal or external data privacy audits, to ensure our compliance with all applicable data protection laws and regulations. Additionally, we do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security, or could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we commercialize our Nautilus platform outside of the United States, our international business could expose us to business, tax, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
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
•difficulties and costs of staffing and managing foreign operations, including compliance with diverse and complex local employment laws and practices; and
•difficulties protecting, maintaining, enforcing or procuring intellectual property rights.
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

If we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and similar laws. If that occurs, we may be subject to civil or criminal penalties and other adverse consequences which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-corruption laws which generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Specifically, the FCPA which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.
If we choose to establish and expand our commercial operations outside of the United States we will need to comply with non-U.S. regulatory requirements, may need to establish and expand business relationships with various third parties, and we, our employees, agents, representatives, business partners and third-party intermediaries may interact more frequently with foreign officials, including regulatory authorities, and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries, even if we do not explicitly authorize such activities. Any interactions with any such parties or individuals where improper payments are provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. We cannot assure you that all of our employees, agents, representatives, business partners and third-party intermediaries will not take actions in violation of applicable law for which we may ultimately be held responsible.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Further, as we increase our international sales and business, our risks under these laws may increase and expanded programs to maintain compliance with such laws may be costly and may not be effective.
Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices are alleged to be or are found to be in violation of the FCPA, UK Bribery Act or other similar anti-corruption laws, we may be subject to whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, significant civil and criminal penalties, or suspension or debarment from government contracts, all of which could have a material adverse effect on our reputation, financial condition and results of operations. Responding to any investigation or action will likely result in materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Furthermore, there may be a heightened risk of potential cyberattacks by state actors or others since the escalation of the conflicts in Eastern Europe. Methods of attacks on information technology systems and attempting or effecting data security breaches and incidents change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.

If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, or if any of these events is perceived to have occurred, our reputation could be damaged, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, our information technology systems, and those of our vendors and partners, are potentially vulnerable to data security breaches and incidents, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the loss, unavailability, exposure, unauthorized modification, alteration or other processing of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.
In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any actual or perceived cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Common Stock.
The cost of protecting against, investigating, mitigating and responding to potential breaches of our information technology systems and data security breaches and incidents and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be unable to manage our anticipated growth effectively.
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of December 31, 2022, we had 134 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees, particularly, senior scientists and engineers. To expand our research and product development efforts, we need additional people skilled in areas such as molecular and cellular biology, biochemistry, surface chemistry, software, bioinformatics, assay development, mechanical engineering, electrical engineering, optics, fluidics and manufacturing. Competition for these people is intense. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. This competition has become exacerbated by the increase in employee resignations in 2022 reported by employers nationwide and continued high rates of employee turnover in 2023. As part of our retention and incentive efforts, in addition to salary and cash incentives, we have issued stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by decreases in our stock price (whether or not related to or proportional to our operating performance) and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.
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
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Eastern Europe, potential uncertainty related to Taiwan and its relationship with China, increasing interest rates and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus platform.
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2022, we had cash, cash equivalents and long-term investments of $313.6 million, consisting of U.S. treasury securities, mutual funds, commercial paper, corporate debt securities, and agency bonds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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
We may be subject to supply chain interruptions. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Eastern Europe and uncertainty related to Taiwan and its relationship with China, could negatively impact our ability to further develop our products or to manufacture and deliver our products or services, which could negatively impact our timelines and business results. For example, as discussed in the risk factor above entitled “The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and are expected to continue to materially and adversely impact, our business and operations,” we have experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents, and delays similar to those we experienced during the COVID-19 pandemic could impact us if they recur or are exacerbated due to the situation in Eastern Europe.
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
Our facilities in Seattle and San Carlos are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, and other catastrophic events. For example, our San Carlos facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Carlos facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.
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
The market price of our Common Stock has been and may continue to be volatile, which could result in substantial losses for investors.
The market price of our Common Stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.
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
As of December 31, 2022, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.7% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
General Risk Factors
We will continue to incur significant increased costs and management resources as a result of operating as a public company.
As a public company, we will continue to incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we will continue to bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
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
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $0.5 million for federal purposes and $21.1 million for state purposes, which if not utilized will expire in 2037. Federal NOLs of $51.5 million that arose after the 2017 tax year will carry forward indefinitely and will be subject to the 80% of taxable income limitation. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in our ownership. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a Section 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitations and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
Changes in tax laws could have a material adverse effect on our future business, cash flows, results of operations or financial condition.
We may in the future be subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organisation for Economic Co-operation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. Any new or changes to tax laws could adversely affect our future effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our future business, cash flows, results of operations or financial condition if we expand internationally. For example, the United States recently enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks effective January 1, 2023. Further, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Such changes, among others, may adversely affect our future effective tax rate, business, cash flows, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our current corporate headquarter is located at 2701 Eastlake Avenue East, Seattle, Washington and our current research and development facilities, and manufacturing centers are located at 835 Industrial Rd, San Carlos, California. The Seattle facility is approximately 14,800 square feet. Our lease on this facility runs through June 2028. The 835 Industrial Rd, San

Carlos, California lease is for approximately 45,338 square feet of office and research space. In addition, we signed a lease in December 2021 for approximately 19,957 square feet of additional office and research space at 1561 Industrial Rd, San Carlos, California. This space is currently under construction and has a target commencement date in the first quarter of 2023. In addition, we commenced a lease of office and research space located at 4475 Executive Drive, San Diego, California in December 2022. The San Diego facility is approximately 7,064 square feet. Our lease on this facility runs through March 2026. We do not own real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for common stock
Our common stock has traded on the Nasdaq Global Select Market under the symbol “NAUT” since June 10, 2021. Prior to June 10, 2021 and before completion of the Business Combination, the Class A ordinary shares of ARYA Sciences Acquisition Corp III traded on The Nasdaq Capital Market under the symbol “ARYA” and there was no public trading market for Legacy Nautilus’ equity.
Holders
As of January 31, 2023, there were 36 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
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
None.
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
We intend to commercialize our Nautilus platform through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our stage of development, we currently have limited marketing, sales, commercial product distribution or service and support capabilities. We intend to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and potentially other countries and regions, including Asia-Pacific, as we execute on our three phase commercial launch strategy for our Nautilus platform.
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $184.5 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $57.9 million during the year ended December 31, 2022, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of December 31, 2022, we had an accumulated deficit of $138.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, and conflicts in Eastern Europe and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. We continue to employ hygiene protocols; controls for social distancing; enhanced cleaning, disinfecting, decontamination, and ventilation protocols; health policies; and usage of personal protective equipment, in all cases where appropriate. While we have largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. To date, we have experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents. While certain of these disruptions have been resolved since the start of the COVID-19 pandemic, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
The ultimate impact of the these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently as able from March 2020 until August 2022. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
Reverse Recapitalization Transaction
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc., a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp III, a Cayman Islands exempted company and our predecessor company (“ARYA”)) (the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “Business Combination Agreement”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”).
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
Operating Expenses
Research and Development Expense
Research and development expenses account for a significant portion of our operating expenses and consist primarily of salaries, related benefits and stock-based compensation expense of product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, and allocated expenses for technology and facilities. We expense research and development expenses in the periods in which they are incurred.
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
We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business. We also anticipate that we will incur substantially higher expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.
Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities), gains and losses on foreign currency transactions, and other miscellaneous nonrecurring expenses such as gains or losses on disposal of property and equipment.
Results of Operations
Comparison of Fiscal Years Ended December 31, 2022 to December 31, 2021
The following table shows our consolidated statements of operations for the periods indicated:

	Year Ended December 31,		2022 to 2021
	2022	2021	Change ($)	Change (%)
	(in thousands)
Operating expenses:
Research and development	$37,672	$29,352	$8,320	28%
General and administrative	25,946	21,146	4,800	23%
Total operating expenses	63,618	50,498	13,120	26%
Other income (expense):
Interest income	5,816	329	5,487	1668%
Other expense	(122)	(146)	24	(16)%
Total other income (expense)	$5,694	$183	$5,511	3011%
Net loss	$57,924	$50,315	$7,609	15%

Research and Development Expenses
Research and development expenses were $37.7 million for the year ended December 31, 2022, compared to $29.4 million for the year ended December 31, 2021, an increase of $8.3 million, or 28%. The increase was primarily due to a $5.9 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support on-going development of our products, a $1.6 million increase in facilities cost, and a $1.4 million increase in costs for development services. These increases were partially offset by a $0.7 million decrease in laboratory supplies and equipment expense.
General and Administrative Expenses
General and administrative expenses were $25.9 million for the year ended December 31, 2022, compared to $21.1 million for the year ended December 31, 2021, an increase of $4.8 million, or 23%. The increase was primarily due to a $3.8 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support general and administrative activities required to operate as a public company and supply chain and manufacturing readiness, a $0.8 million increase in facilities costs and a $0.4 million increase in insurance costs. These increases were partially offset by a $0.8 million decrease in professional services including audit, accounting, and legal services.
Other Income (Expense)
Other income (expense) for the year ended December 31, 2022 as compared to the year ended December 31, 2021 changed primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $57.9 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $138.6 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2022, we had cash, cash equivalents, and investments of $313.6 million.
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
Based on our planned operations, we expect our current cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of the COVID-19 pandemic; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our proteomics platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, potential uncertainty related to Taiwan and its relationship with China, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
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
Historical Cash Flows
For the Fiscal Years Ended December 31, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	(45,806)	(39,241)
Net cash used in investing activities	(25,740)	(138,964)
Net cash provided by financing activities	562	327,447
Net increase in cash, cash equivalents and restricted cash	$(70,984)	$149,242
Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $45.8 million, primarily resulting from our operating loss of $57.9 million, a decrease in the net changes in assets and liabilities aggregating $0.8 million. The net loss and decrease in net changes in assets and liabilities was partially offset by $12.9 million of non-cash expenses. The non-cash expenses included $10.4 million of stock-based compensation, $2.2 million amortization of operating lease right-of-use assets, $1.2 million in depreciation, partially offset by $0.9 million in accretion of discounts of investments.
During the year ended December 31, 2021, net cash used in operating activities was $39.2 million, primarily resulting from our operating loss of $50.3 million and a $2.8 million increase in prepaid expenses and other assets, partially offset by $7.9 million of stock-based compensation, a $2.3 million increase in accrued expenses and other liabilities, $1.8 million amortization of operating lease right-of-use assets, a $1.3 million increase in accounts payable and $1.0 million in depreciation.
Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $25.7 million, resulting from $186.6 million million in purchases of securities and $2.3 million in purchases of property and equipment, partially offset by $163.2 million in proceeds from sale and maturities of securities.
During the year ended December 31, 2021, net cash used in investing activities was $139.0 million, resulting from $221.8 million in purchases of securities and $2.3 million in purchases of property and equipment, partially offset by $85.1 million in proceeds from the sale and maturities of securities.
Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $0.6 million, primarily from proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
During the year ended December 31, 2021, net cash provided by financing activities was $327.4 million, primarily from $335.4 million in proceeds from the reverse recapitalization and PIPE financing, partially offset by $8.1 million in payments of offering costs.
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
•Expected Volatility. Historically, we have been a private company and lacked company-specific historical and implied volatility information for our common stock. Therefore, the expected volatility of our common stock was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards and we expect to continue to do so until such time we have adequate historical data regarding the volatility of our traded common stock price.
•Expected Term. The expected term of stock options represents the weighted-average period that the stock-based awards are expected to remain outstanding. We do not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and have opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
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
In determining the estimated fair value of our common stock at each grant date, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents and investments of $313.6 million as of December 31, 2022. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of December 31, 2022, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $2.4 million. Such change would only be realized if we sold the marketable securities prior to maturity.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nautilus Biotechnology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus Biotechnology, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
February 23, 2023
We have served as the Company’s auditor since 2020.

Nautilus Biotechnology, Inc. Consolidated Balance Sheets At December 31, 2022 and 2021

(in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$114,523	$185,619
Short-term investments	69,948	160,110
Prepaid expenses and other current assets	2,738	3,493
Total current assets	187,209	349,222
Property and equipment, net	3,700	2,483
Operating lease right-of-use assets	28,866	29,377
Long-term investments	129,169	16,371
Other long-term assets	1,108	997
Total assets	$350,052	$398,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,272	$1,723
Accrued expenses and other liabilities	3,528	3,119
Current portion of operating lease liability	1,991	970
Total current liabilities	6,791	5,812
Operating lease liability, net of current portion	28,337	29,062
Total liabilities	35,128	34,874

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of December 31, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 124,865,485 and 124,303,083 shares issued and outstanding as of December 31, 2022 and 2021, respectively	12	12
Additional paid-in capital	455,330	444,388
Accumulated other comprehensive loss	(1,854)	(184)
Accumulated deficit	(138,564)	(80,640)
Total stockholders’ equity	314,924	363,576
Total liabilities and stockholders’ equity	$350,052	$398,450
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Operations Years Ended December 31, 2022 and 2021

(in thousands, except share and per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating expenses:
Research and development	$37,672	$29,352
General and administrative	25,946	21,146
Total operating expenses	63,618	50,498
Other income (expense):
Interest income	5,816	329
Other expense	(122)	(146)
Total other income	$5,694	$183
Net loss	$(57,924)	$(50,315)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.60)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,589,555	84,464,081
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Comprehensive Loss Years Ended December 31, 2022 and 2021

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net loss	$(57,924)	$(50,315)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(1,670)	(187)
Total other comprehensive loss	(1,670)	(187)
Comprehensive loss	$(59,594)	$(50,502)
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) Years Ended December 31, 2022 and 2021

	Redeemable Convertible Preferred Stock						Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series Seed		Series A		Series B
(in thousands, except share amounts)	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2020	13,174,805	$5,494	16,836,436	$27,067	22,164,724	$75,857	33,069,513	$1	$600	$3	$(30,325)	$(29,721)
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	273,696	—	167	—	—	167
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	62,772	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,174,805)	(5,494)	(16,836,436)	(27,067)	(22,164,724)	(75,857)	52,175,965	7	108,411	—	—	108,418
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	38,721,137	4	327,276	—	—	327,280
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,934	—	—	7,934
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(187)	—	(187)
Net loss	—	—	—	—	—	—	—	—	—	—	(50,315)	(50,315)
Balances at December 31, 2021	—	$—	—	$—	—	$—	124,303,083	12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	—	—	—	—	—	—	463,207	—	330	—	—	330
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	99,195	—	232	—	—	232
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,380	—	—	10,380
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,670)	—	(1,670)
Net loss	—	—	—	—	—	—	—	—	—	—	(57,924)	(57,924)
Balances at December 31, 2022	—	$—	—	$—	—	$—	124,865,485	12	$455,330	$(1,854)	$(138,564)	$314,924
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2022 and 2021

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities
Net loss	$(57,924)	$(50,315)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	10,380	7,934
Amortization of operating lease right-of-use assets	2,199	1,823
Depreciation	1,217	1,019
Amortization (accretion) of premiums (discount) on securities, net	(890)	183
Loss on disposal of property and equipment	—	137
Changes in operating assets and liabilities:
Prepaid expenses and other assets	756	(2,750)
Accounts payable	(561)	1,261
Accrued expenses and other liabilities	409	2,255
Operating lease liabilities	(1,392)	(788)
Net cash used in operating activities	(45,806)	(39,241)
Cash flows from investing activities
Purchases of securities	(186,591)	(221,795)
Purchases of property and equipment	(2,324)	(2,269)
Proceeds from maturities of securities	163,175	85,100
Net cash used in investing activities	(25,740)	(138,964)
Cash flows from financing activities
Proceeds from exercise of stock options	330	167
Proceeds from issuance of common stock under employee stock purchase plan	232	—
Net proceeds from reverse recapitalization and PIPE financing	—	335,409
Payments of offering costs	—	(8,129)
Net cash provided by financing activities	562	327,447
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,984)	149,242

Cash, cash equivalents and restricted cash at beginning of period	186,461	37,219
Cash, cash equivalents and restricted cash at end of period	$115,477	$186,461

Supplementary cash flow information on non-cash activities:
Right-of-use assets obtained in exchange for operating lease liability	$1,688	$29,893
Acquisitions of property and equipment included in accounts payable	$174	$64
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$108,418
Deferred offering costs reclassified to equity	$—	$8,129
Modification to reduce right-of-use assets and lease liability	$—	$3,535
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
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission. The accompanying financial statements are consolidated for the years ended December 31, 2022 and 2021 and include the accounts of Nautilus Biotechnology, Inc. (i.e. former ARYA) and its wholly-owned subsidiary, Legacy Nautilus, following the Reverse Recapitalization as further discussed in Note 3 “Reverse Recapitalization.” All intercompany transactions and balances have been eliminated upon consolidation. The Company’s reporting currency is the U.S. dollar. Certain prior period amounts were reclassified to conform to the current year presentation of other income (expense).
Going Concern
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2022, the Company had an accumulated deficit of $138.6 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
equivalents, and short-term investments of $184.5 million as of December 31, 2022. As of the date on which these consolidated financial statements were available to be issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
Credit risk represents the accounting loss that would be recognized as of the reporting date if counterparties failed to perform as contracted.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in marketable debt securities that are not federally insured. The Company has not experienced any realized losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The Company relies on single source suppliers for certain components and materials used in the Nautilus platform. The loss of any of these single source suppliers would require the Company to expend significant time and effort to locate and qualify an alternative source of supply for these components. The Company also relies, and expects to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
The Company is subject to risks similar to those of pre-clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the COVID-19 pandemic and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Useful lives assigned to property and equipment are as follows:

Laboratory equipment	3 years to 5 years
Prototype equipment	3 years
Computer hardware	3 years
Furniture and fixtures	3 years
Office equipment	3 years to 5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
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
With respect to property and equipment, the Company compares the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use and eventual disposition of the asset

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
(or asset group). Should the sum of the estimated future net undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss as of that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. No impairment of long-lived assets was recorded in any of the periods presented.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Fair Value of Common Stock
Prior to becoming a public company, the fair value of the Company’s common stock is determined by its Board of Directors with input from management and third-party valuation specialists. The Company’s approach to estimate the fair value of the Company’s common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock requires significant judgement and management considers several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress of research and development efforts. Subsequent to the completion of the Business Combination (as defined in Note 1 and further described in Note 3) the fair value of the Company’s common stock is determined by using the closing price per share of common stock as reported on the Nasdaq.
Stock-based Compensation
The Company accounts for stock-based compensation expense by calculating the estimated fair value of each employee and non-employee award at the grant date or modification date by applying the Black-Scholes option pricing model (the “model”). The model utilizes the estimated value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and expected dividend yield of the common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized in the period in which the forfeiture occurs. The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award’s recipient’s service payments are classified. The Company’s stock-based compensation programs include stock options grants, as well as shares issued under its 2021 Employee Stock Purchase Plan.
The Company calculates the expected term as the mid-point between the requisite service period and the contractual term of the award.
The Company bases its estimate of expected volatility on the historical volatility of comparable public companies from a representative peer group selected based on industry, financial, and market capitalization data.
The Company has never declared or paid any dividends and does not currently expect to do so in the future. The risk-free interest rate used in the model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the years ended December 31, 2022 and 2021, unrealized losses on marketable debt securities were included as components of comprehensive loss.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted this guidance effective January 1, 2022 using the prospective method, which did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. This ASU is effective for the Company for its fiscal year ending December 31, 2022. Early adoption is permitted. The Company adopted the ASU effective January 1, 2022, with no material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
than-temporary impairment had been recognized before the effective date. This ASU is effective for the Company for its fiscal year ending December 31, 2023. Early adoption is permitted. The Company adopted this ASU on January 1, 2023 and the adoption did not have a material impact on its consolidated financial statements.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)

Number of shares
Common Stock of ARYA outstanding prior to the Business Combination	19,186,500
Less redemption of ARYA shares	(465,363)
Common Stock of ARYA	18,721,137
Shares issued in PIPE Financing	20,000,000
Business Combination and PIPE Financing shares	38,721,137
Legacy Nautilus shares	85,324,118
Total shares of Common Stock immediately after the Business Combination	124,045,255
4.Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of December 31, 2022 and 2021:

(in thousands)		Gross Unrealized			Reported as:
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	1,121	—	—	1,121	1,121	—	—
U.S. treasury securities	52,686	4	(774)	51,916	—	2,873	49,043
Total Level 1	53,807	4	(774)	53,037	1,121	2,873	49,043
Level 2
Commercial paper	156,419	3	(266)	156,156	113,402	42,754	—
Corporate debt securities	14,154	—	(71)	14,083	—	7,224	6,859
Agency bonds	91,114	33	(783)	90,364	—	17,097	73,267
Total Level 2	261,687	36	(1,120)	260,603	113,402	67,075	80,126
Total Level 1 and Level 2	$315,494	$40	$(1,894)	$313,640	$114,523	$69,948	$129,169

(in thousands)		Gross Unrealized			Reported as:
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	21,925	—	—	21,925	21,925	—	—
U.S. treasury bills	15,156	—	(20)	15,136	—	15,136	—
Total Level 1	37,081	—	(20)	37,061	21,925	15,136	—
Level 2
Commercial paper	301,906	2	(90)	301,818	163,694	138,124	—
Corporate debt securities	14,299	—	(36)	14,263	—	6,850	7,413
Agency bonds	8,998	—	(40)	8,958	—	—	8,958
Total Level 2	325,203	2	(166)	325,039	163,694	144,974	16,371
Total Level 1 and Level 2	$362,284	$2	$(186)	$362,100	$185,619	$160,110	$16,371

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Contractual maturities of short-term investments as of December 31, 2022 and 2021 are due in one year or less. Contractual maturities of long-term investments as of December 31, 2022 are due after 1 year through 2 years.

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2022	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$774	$49,114	$—	$—	$774	$49,114
Commercial paper	266	151,354	—	—	266	151,354
Corporate debt securities	14	6,859	57	7,224	71	14,083
Agency bonds	670	50,531	113	8,887	783	59,418
Total	$1,724	$257,858	$170	$16,111	$1,894	$273,969
There were no continuous unrealized loss positions in excess of twelve months as of December 31, 2021.
5.Composition of Certain Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Laboratory equipment	$4,892	$4,032
Leasehold improvements	13	8
Computer hardware	166	157
Furniture, fixtures and office equipment	25	1
Prototype equipment	332	—
Construction in progress	1,235	279
	6,663	4,477
Less: Accumulated depreciation	(2,963)	(1,994)
Total	$3,700	$2,483
The Company recorded $1.2 million and $1.0 million of depreciation expense for the years ended December 31, 2022 and 2021, respectively, which was primarily allocated to research and development expense.
Other Long-term Assets
Other long-term assets consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Restricted cash	$954	$842
Deposits	154	155
Total	1,108	997

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Employee compensation	$1,669	$1,465
Accrued research and development	970	518
Accrued professional and consulting fees	451	411
Accrued facilities	—	337
Other	438	388
Total	3,528	3,119
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	114,523	185,619
Restricted cash included in other long-term assets	954	842
Total	115,477	186,461
6.Redeemable Convertible Preferred Stock
On June 9, 2021, upon the closing of the Business Combination (as defined in Note 1 and further described in Note 3), all of the outstanding redeemable convertible preferred stock was converted to New Nautilus Common Stock pursuant to the Exchange Ratio effective immediately prior to the Business Combination and the remaining amount was reclassified to additional paid-in capital. As of December 31, 2022 the Company had no issued and outstanding Preferred Stock shares.
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
In June 2021, pursuant to the Business Combination, the Company amended its certificate of incorporation to increase the number of authorized common stock shares to 1,000,000,000. There were 124,865,485 shares issued and outstanding as of December 31, 2022.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	December 31, 2022	December 31, 2021
Shares available for grant under 2021 Equity Incentive Plan	17,298,043	14,481,463
Stock options issued and outstanding	11,485,443	8,550,076
Shares available for grant under 2021 Employee Stock Purchase Plan	2,388,735	1,244,900
Total shares of common stock reserved	31,172,221	24,276,439
The shares of the Company’s common, redeemable convertible preferred stock, common stock warrants and shares available for grant, prior to the Business Combination (as defined in Note 1 and further described in Note 3) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
8.Income Taxes
The Company is liable for income taxes in the United States. For the years ended December 31, 2022 and 2021, the Company did not have any income for income tax purposes and therefore, no tax liability or expense has been recorded in these financial statements. The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.
A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax provision is approximately as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Federal income tax at statutory rate	$(12,164)	$(10,566)
State income tax, net of federal benefit	(3,126)	(3,042)
Permanent differences	308	116
Tax credits generated in current year	(2,607)	(1,617)
Valuation allowance change	17,127	15,086
Other	462	23
Total	$—	$—
As of December 31, 2022, the Company had federal net operating loss carryforwards of $0.5 million that begin to expire in 2037 and federal net operating loss carryforwards of $51.5 million that arose after the 2017 tax year that will carryforward indefinitely and will be subject to the 80% of taxable income limitation. The Company has state net operating loss carryforwards of $21.1 million that will begin to expire in 2037.
As of December 31, 2022, the Company had research and development tax credit carryover of $4.2 million and $3.2 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2039. The California credits can be carried forward indefinitely.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of revenue since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, the Company has provided a full valuation allowance against the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
net deferred tax assets. The valuation allowance increased by $17.1 million during the year ended December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Depreciation and amortization	$11,142	$11,928
Capitalized research and development	7,607	—
Loss carryforwards	12,402	7,319
Lease liabilities	8,005	8,122
Tax credit carryforwards	5,408	2,800
Equity-based compensation	4,015	1,813
Other accruals and reserves	246	41
Total deferred tax assets	48,825	32,023
Valuation allowance for deferred tax assets	(41,205)	(24,078)
Total deferred tax assets, net of valuation allowance	$7,620	$7,945

Deferred tax liability
Right-of-use assets	(7,620)	(7,945)
Net deferred tax assets (liability)	$—	$—
The Company began to file income tax returns in the United States in 2017. All tax years are open to examination.
The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $7.6 million as of December 31, 2022.
A valuation allowance of $41.2 million and $24.1 million at December 31, 2022 and 2021, respectively, has been recognized to offset net deferred tax assets where realization of such net deferred tax assets is determined to be more likely than not to not be realized. The valuation allowance increased by $17.1 million in 2022, and increased by $15.1 millions in 2021, which was primarily due to changes in our deferred tax asset balances. The 2022 increase in the valuation allowance was primarily due to the net operating loss and tax credit generation, capitalized research and development expense and share-based compensation. The 2021 increase in the valuation allowance was primarily due to the net operating loss and tax credit generation, capitalized startup costs and share-based compensation.
The Company had an unrecognized tax benefit balance of $1.5 million and $0.8 million related to research and development credits and California net operating loss carryforward as of December 31, 2022 and 2021, respectively. No amount of unrecognized tax benefits as of December 31, 2022, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would be reduced to $0 by a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendars years ending 2017 forward for federal and state purposes.
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$837	$391
Increase based on current year tax positions	616	446
Increase for prior year tax positions	91	—
Ending balance	$1,544	$837
Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not, as yet, conducted a study to determine if any such changes have occurred that could limit its ability to use the net operating loss and tax credit carryforwards.
9.Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2022, 17,298,043 and 2,388,735 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
The first offering period was from October 1, 2021 through May 31, 2022. For subsequent offering periods, the Company will be offering a six month purchase period. As of December 31, 2022, 99,195 shares of common stock were purchased under the 2021 ESPP.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected term (in years)	5.3 - 6.1	5.5 - 6.6
Expected volatility	105.2% - 110.4%	90.7% - 94.2%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	1.7% - 4.4%	0.5% - 1.4%
Stock price	$1.74 - $4.72	$5.07 - $11.16
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Company’s common stock which contemplated the implied equity value of the Company per the Business Combination Agreement that was executed on February 7, 2021.
Subsequent to the completion of the Business Combination (as defined in Note 1 and further described in Note 3) the fair value of the Company’s common stock is determined based on its closing market price.
The following table summarizes option award activity during the year ended December 31, 2022:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	8,550,076	$4.66
Granted	4,677,363	$3.59
Exercised	(463,207)	$0.71
Forfeited	(1,278,789)	$6.95
Outstanding as of December 31, 2022	11,485,443	$4.12	8.3	$3,681
Options vested and expected to vest as of December 31, 2022	11,485,443	$4.12
Vested and exercisable at December 31, 2022	4,167,416	$3.85	7.6	$2,545
The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $1.2 million and $1.7 million, respectively. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
The Company’s option award quantities and prices, prior to the Business Combination (as defined in Note 1 and further described in Note 3) have been retroactively restated to reflect the exchange ratio of approximately 3.6281 established in the Business Combination as described in Note 3.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.98 and $6.83 per share, respectively.
As of December 31, 2022, there was $25.1 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.5 years.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options and ESPP included in the Company’s consolidated statements of operations:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Research and development	$3,840	$2,913
General and administrative	6,540	5,021
Total stock-based compensation expense	$10,380	$7,934
10.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2022 as the Company had not yet received the related goods or services. As of December 31, 2022, the Company had open purchase commitments for goods and services of $1.7 million, all of which are expected to be received through the next 12 months.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, San Carlos, California, and San Diego, California.
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
In December 2021, the Company entered into another lease in San Carlos, California for nine years that is expected to commence in the first quarter of 2023 and expiring in October 2031. The Company can terminate this lease after five years from the commencement date without bearing any significant termination penalties and therefore the Company concluded that the lease term is five years with total minimum lease payments of $7.2 million. The Company may utilize funds from the landlord of up to $2.0 million with an interest rate of 7% to finance its tenant improvements. As of December 31, 2022, $0.8 million has been utilized.
San Diego Lease
In November 2022, the Company entered into a lease in San Diego, California for 39 months commencing in December 2022. Total non-cancellable payments under this lease aggregate $2.1 million through March 2026.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The components of lease costs which were included in operating expenses in the consolidated statements of operations were as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Fixed operating lease costs	$4,751	$2,539
Short-term lease costs	25	1,225
Variable operating lease costs	1,655	362
Total lease costs	$6,431	$4,126
For the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities was $3.9 million and $1.8 million, respectively.
As of December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 8.19 years and 8.82%, respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2022:

(in thousands)
Year Ended December 31,	Lease Obligations
2023	$4,485
2024	5,207
2025	5,358
2026	5,006
2027	4,977
2028 and thereafter	17,966
Total future minimum lease payments	42,999
Less: Imputed interest	(12,671)
Total operating lease liabilities	$30,328
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
Letters of Credit
In conjunction with the San Carlos lease agreement entered in December 2020, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.6 million. In conjunction with the San Carlos lease

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
agreement entered in December 2021, the Company amended the existing cash-collateralized letter of credit and increased the amount to $0.8 million. In conjunction with the San Diego lease agreement entered in November 2022, the Company issued a cash-collateralized letter of credit in lieu of a security deposit of $0.1 million. The cash amount is recorded as restricted cash under Other long-term assets on the Company’s consolidated balance sheets.
11.Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021:

(in thousands, except share and per share data)	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net loss attributable to common stockholders	$(57,924)	$(50,315)
Denominator:
Weighted average common shares outstanding	124,589,555	84,481,251
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(17,170)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,589,555	84,464,081
Net loss per share attributable to common stockholders, basic and diluted:	$(0.46)	(0.60)
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
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Options to purchase common stock	11,485,443	8,550,076
Employee stock purchase plan	63,246	59,085
Total potentially dilutive common share equivalents	11,548,689	8,609,161

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
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

3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
3.2	Amended and Restated Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
4.2*	Description of Securities.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.2	Form of Amended and Restated Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.3+	Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.4+	Nautilus Biotechnology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
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

10.8+	Nautilus Biotechnology, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.11 to the Company’s Form S-4 filed with the SEC on March 26, 2021).
10.9+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Sujal Patel (incorporated by reference to Exhibit 10.12 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.10+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Anna Mowry (incorporated by reference to Exhibit 10.13 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.11+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Subra Sankar (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.12+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Nick Nelson (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.13+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Parag Mallick (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.14+	Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Matt Murphy (incorporated by reference to Exhibit 10.17 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.15+	Offer Letter between Nautilus Biotechnology, Inc. and Gwen Weld dated March 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 3, 2022).

10.16+	Offer Letter between Nautilus Biotechnology, Inc. and Mary Godwin dated July 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 2, 2022).
10.17+
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

10.20+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Nick Nelson (incorporated by reference to Exhibit 10.20 to the Company’s Form S-4/A filed with the SEC on April 26, 2021)

10.21+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Parag Mallick (incorporated by reference to Exhibit 10.22 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).

10.22+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Matt Murphy (incorporated by reference to Exhibit 10.23 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).

10.23+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Gwen Weld dated April 12, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 3, 2022).

10.24+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Mary Godwin dated June 27, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 2, 2022).

10.25	Form of Nautilus Biotechnology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.26+	Nautilus Biotechnology, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sujal Patel	Chief Executive Officer, President and Director	February 23, 2023
Sujal Patel	(Principal Executive Officer)

/s/ Anna Mowry	Chief Financial Officer	February 23, 2023
Anna Mowry	(Principal Financial and Accounting Officer)

/s/ Michael Altman	Director	February 23, 2023
Michael Altman

/s/ Melissa Epperly	Director	February 23, 2023
Melissa Epperly

/s/ Parag Mallick	Director	February 23, 2023
Parag Mallick

/s/ Matthew McIlwain	Director	February 23, 2023
Matthew McIlwain

/s/ Farzad Nazem	Director	February 23, 2023
Farzad Nazem

/s/ Vijay Pande	Director	February 23, 2023
Vijay Pande

/s/ Matthew L. Posard	Director	February 23, 2023
Matthew L. Posard

/s/ Karen Akinsanya	Director	February 23, 2023
Karen Akinsanya