Form 10-Q
period 2023-03-31
Nautilus Biotechnology, Inc.
filed 2023-05-02
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 27, 2023, the registrant had 124,866,392 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations about market trends;
•the impact of local, regional, national and international economic conditions and events, including the COVID-19 pandemic, the conflict in Eastern Europe, increasing interest rates, instability in the global financial markets, and general economic downturns, on the foregoing; and
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of March 31, 2023 and December 31, 2022 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$88,505	$114,523
Short-term investments	78,843	69,948
Prepaid expenses and other current assets	3,136	2,738
Total current assets	170,484	187,209
Property and equipment, net	3,948	3,700
Operating lease right-of-use assets	35,703	28,866
Long-term investments	134,641	129,169
Other long-term assets	1,108	1,108
Total assets	$345,884	$350,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,266	$1,272
Accrued expenses and other liabilities	3,593	3,528
Current portion of operating lease liability	3,070	1,991
Total current liabilities	7,929	6,791
Operating lease liability, net of current portion	34,240	28,337
Total liabilities	42,169	35,128
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 124,866,392 and 124,865,485 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	458,191	455,330
Accumulated other comprehensive loss	(959)	(1,854)
Accumulated deficit	(153,529)	(138,564)
Total stockholders’ equity	303,715	314,924
Total liabilities and stockholders’ equity	$345,884	$350,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses
Research and development	$10,877	$9,658
General and administrative	7,183	6,364
Total operating expenses	18,060	16,022
Other income (expense):
Interest income	3,098	264
Other expense	(3)	(5)
Total other income	$3,095	$259
Net loss	$(14,965)	$(15,763)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,590,351	124,418,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(14,965)	$(15,763)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	895	(370)
Total other comprehensive income (loss)	895	(370)
Comprehensive loss	$(14,070)	$(16,133)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2023 and 2022 (Unaudited)

Three Months Ended March 31, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2022	124,865,485	$12	$455,330	$(1,854)	$(138,564)	$314,924
Issuance of common stock upon exercise of vested stock options	907	—	1	—	—	1
Stock-based compensation expense	—	—	2,860	—	—	2,860
Other comprehensive income (loss)	—	—	—	895	—	895
Net loss	—	—	—	—	(14,965)	(14,965)
Balances at March 31, 2023	124,866,392	$12	$458,191	$(959)	$(153,529)	$303,715

Three Months Ended March 31, 2022			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2021	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	153,570	—	156	—	—	156
Stock-based compensation expense	—	—	2,110	—	—	2,110
Other comprehensive loss	—	—	—	(370)	—	(370)
Net loss	—	—	—	—	(15,763)	(15,763)
Balances at March 31, 2022	124,456,653	$12	$446,654	$(554)	$(96,403)	$349,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(14,965)	$(15,763)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	385	281
Stock-based compensation	2,860	2,110
Amortization (accretion) of premium (discount) on securities, net	(669)	26
Amortization of operating lease right-of-use assets	786	525
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(513)	554
Accounts payable	53	(394)
Accrued expenses and other liabilities	65	308
Operating lease liabilities	(526)	18
Net cash used in operating activities	(12,524)	(12,335)
Cash flows from investing activities
Proceeds from maturities of securities	14,249	38,575
Purchases of securities	(27,052)	(22,912)
Purchases of property and equipment	(692)	(481)
Net cash (used in) provided by investing activities	(13,495)	15,182
Cash flows from financing activities
Proceeds from exercise of stock options	1	156
Net cash provided by financing activities	1	156
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,018)	3,003

Cash, cash equivalents and restricted cash at beginning of period	115,477	186,461
Cash, cash equivalents and restricted cash at end of period	$89,459	$189,464

Supplementary cash flow information on non-cash activities
Right-of-use asset obtained in exchange for operating lease liability	$7,623	$—
Acquisitions of property and equipment included in accounts payable	$115	$222
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
On June 9, 2021, Nautilus Biotechnology, Inc. a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp. III, a Cayman Islands exempted company and the Company’s predecessor company (“ARYA”)), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “BCA”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). As a result of the Business Combination, ARYA changed its name to “Nautilus Biotechnology, Inc.” and Mako Merger Sub merged with and into Legacy Nautilus with Legacy Nautilus surviving as the surviving company and becoming a wholly-owned subsidiary of ARYA (the “Merger” and, collectively with the other transactions described in the BCA, the “Reverse Recapitalization”).
In addition, in conjunction with the completion of the Business Combination, certain investors (“PIPE Investors”) subscribed for the purchase of an aggregate of 20,000,000 shares of common stock of the Company (“New Nautilus Common Stock”) at a price of $10.00 per share for aggregate gross proceeds of $200.0 million (“PIPE Financing”).
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2023, the Company had an accumulated deficit of $153.5 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $167.3 million as of March 31, 2023. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
Impact of the COVID-19 Coronavirus
The COVID-19 pandemic has already had an adverse effect on the global economy. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely affect the Company’s ability to access capital markets in the future. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting, and may again in the future adversely affect the Company's operating results.

2.Significant Accounting Policies
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determining the estimated lives of property and equipment, stock-based compensation, research and development accruals, and the valuation allowance for deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentrations of Credit Risk and Other Risks and Uncertainties
Credit risk represents the accounting loss that would be recognized as of the reporting date if counterparties failed completely to perform as contracted.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in marketable debt securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The Company relies on single source suppliers for certain components and materials used in the Nautilus platform. The

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
loss of any of these single source suppliers would require the Company to expend significant time and effort to locate and qualify an alternative source of supply for these components. The Company also relies, and expects to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
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
If the estimated fair value of a marketable debt security is below its amortized cost basis, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in accumulated other comprehensive income (loss). No credit-related losses or allowance for credit losses were necessary during the periods presented.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three months ended March 31, 2023 and 2022, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. This ASU is effective for the Company for its fiscal year ending December 31, 2023. Early adoption is permitted. The Company adopted this ASU on January 1, 2023 and the adoption did not have a material impact on its consolidated financial statements.

3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of March 31, 2023 and December 31, 2022:

(in thousands)		Gross Unrealized			Reported as:
March 31, 2023	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$607	$—	$—	$607	$607	$—	$—
U.S. treasury securities	52,982	50	(581)	52,451	—	18,427	34,024
Total Level 1	53,589	50	(581)	53,058	607	18,427	34,024
Level 2
Commercial paper	107,373	4	(117)	107,260	70,978	36,282	—
Corporate debt securities	6,893	27	—	6,920	—	—	6,920
Agency securities	135,093	176	(518)	134,751	16,920	24,134	93,697
Total Level 2	249,359	207	(635)	248,931	87,898	60,416	100,617
Total Level 1 and Level 2	$302,948	$257	$(1,216)	$301,989	$88,505	$78,843	$134,641

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

(in thousands)		Gross Unrealized			Reported as:
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,121	$—	$—	$1,121	$1,121	$—	$—
U.S. treasury securities	52,686	4	(774)	51,916	—	2,873	49,043
Total Level 1	53,807	4	(774)	53,037	1,121	2,873	49,043
Level 2
Commercial paper	156,419	3	(266)	156,156	113,402	42,754	—
Corporate debt securities	14,154	—	(71)	14,083	—	7,224	6,859
Agency securities	91,114	33	(783)	90,364	—	17,097	73,267
Total Level 2	261,687	36	(1,120)	260,603	113,402	67,075	80,126
Total Level 1 and Level 2	$315,494	$40	$(1,894)	$313,640	$114,523	$69,948	$129,169
Contractual maturities of short-term investments as of March 31, 2023 and December 31, 2022 are due in one year or less. Contractual maturities of long-term investments as of March 31, 2023 and December 31, 2022 are due after 1 year through 2 years.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2023 and December 31, 2022 are as follows:

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
March 31, 2023	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$428	$24,574	$153	$7,822	$581	$32,396
Commercial paper	117	73,682	—	—	117	73,682
Agency securities	464	40,458	54	11,296	518	51,754
Total	$1,009	$138,714	$207	$19,118	$1,216	$157,832

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2022	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$774	$49,114	$—	$—	$774	$49,114
Commercial paper	266	151,354	—	—	266	151,354
Corporate debt securities	14	6,859	57	7,224	71	14,083
Agency securities	670	50,531	113	8,887	783	59,418
Total	$1,724	$257,858	$170	$16,111	$1,894	$273,969
We review our investment portfolio based on the underlying risk profile of the securities and have a no loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We recognized no credit losses on our investments during the three months ended March 31, 2023 and 2022, and had no allowance for credit losses as of March 31, 2023.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Laboratory equipment	$5,198	$4,892
Leasehold improvements	89	13
Computer hardware	184	166
Furniture, fixtures and office equipment	307	25
Prototype equipment	504	332
Construction in progress	1,014	1,235
	7,296	6,663
Less: Accumulated depreciation	(3,348)	(2,963)
Total	$3,948	$3,700
The Company recorded depreciation expense of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, which was primarily allocated to research and development expense.
Other Long-term Assets
Other long-term assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Restricted cash	$954	$954
Deposits	154	154
Total	$1,108	$1,108
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Employee compensation	$2,093	$1,669
Accrued research and development	861	970
Accrued professional and consulting fees	369	451
Other	270	438
Total	$3,593	$3,528
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$88,505	$114,523
Restricted cash included in other long term assets	954	954
Total	$89,459	$115,477

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
5.     Common Stock
There were 124,866,392 shares issued and outstanding as of March 31, 2023.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	March 31, 2023	December 31, 2022
Shares available for grant under 2021 Equity Incentive Plan	21,422,568	17,298,043
Stock options issued and outstanding	13,603,285	11,485,443
Shares available for grant under 2021 Employee Stock Purchase Plan	3,637,389	2,388,735
Total shares of common stock reserved	38,663,242	31,172,221

6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2023 and 2022, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax assets.

7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2023, 21,422,568 and 3,637,389 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Common Stock at a purchase price which is equal to 85% of the fair market value of common stock on the enrollment date or on the exercise date, whichever is lower. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2023, the number of shares available under the 2021 ESPP increased by 1,248,654 shares pursuant to this feature.
The first offering period was from October 1, 2021 through June 1, 2022. For subsequent offering periods, the Company will be offering a six month purchase period. As of March 31, 2023, 99,195 shares of common stock were purchased under the 2021 ESPP.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2023, the number of shares available under the 2021 Plan increased by 6,243,274 shares pursuant to this feature.
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
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.0 - 6.4	5.8 - 6.1
Expected volatility	102.7% - 107.5%	109.0% - 110.0%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	3.50% - 4.08%	1.73% - 2.42%
Stock price	$1.82 - $2.30	$3.78 - $4.24
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
Fair value of common stock: The fair value of the Company’s common stock is determined based on its closing market price.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes option award activity during the three months ended March 31, 2023:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	11,485,443	$4.12
Granted	2,282,100	$2.03
Exercised	(907)	$0.46
Forfeited	(163,351)	$5.32
Outstanding as of March 31, 2023	13,603,285	$3.76	8.4	$9,655
Options vested and expected to vest as of March 31, 2023	13,603,285	$3.76
Vested and exercisable at March 31, 2023	5,211,452	$3.87	7.6	$5,370
As of March 31, 2023, there was $25.4 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.5 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$975	$867
General and administrative	1,885	1,243
Total stock-based compensation expense	$2,860	$2,110

8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2023 as the Company had not yet received the related goods or services. As of March 31, 2023, the Company had open purchase commitments for goods and services of $1.4 million, which are expected to be received through the next 12 months.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Seattle Lease
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
In December 2021, the Company entered into another lease in San Carlos, California for nine years commencing in March 2023. The Company can terminate this lease after five years from the commencement date without bearing any significant termination penalties and therefore the Company concluded that the lease term is five years with total minimum lease payments of $7.2 million. The Company utilized $2.0 million from the landlord with an interest rate of 7% to finance its tenant improvements. The principal and interest payments are included in the payments used to measure the lease liability.
San Diego Lease
In November 2022, the Company entered into a lease in San Diego, California for 39 months commencing in December 2022. Total non-cancellable payments under this lease aggregate $2.1 million through March 2026.
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Fixed operating lease costs	$1,280	$1,183
Variable operating lease costs	535	438
Short-term lease costs	2	5
Total lease costs	$1,817	$1,626
For the three months ended March 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $1.2 million and $0.6 million, respectively.
As of March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 7.3 years and 9.1% respectively.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2023:

Lease Obligations
(in thousands)
Nine months ending December 31, 2023	$4,488
2024	6,994
2025	7,188
2026	6,880
2027	6,895
2028 and thereafter	19,000
Total future minimum lease payments	51,445
Less: Imputed interest	(14,135)
Total operating lease liabilities	$37,310
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
Letter of Credit
In conjunction with the San Carlos lease agreement entered in December 2020, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.6 million. In conjunction with the San Carlos lease agreement entered in December 2021, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.2 million. In conjunction with the San Diego lease agreement entered in November 2022, the Company issued a cash-collateralized letter of credit in lieu of a security deposit of $0.1 million. The cash amount is recorded as restricted cash under Other long-term assets on the Company’s condensed consolidated balance sheets.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(14,965)	$(15,763)
Denominator:
Weighted average common shares outstanding	124,590,351	124,418,580
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,590,351	124,418,580
Net loss per share attributable to common stockholders, basic and diluted:	$(0.12)	$(0.13)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	13,603,285	9,971,247
Employee stock purchase plan	60,694	56,470
Total potentially dilutive common share equivalents	13,663,979	10,027,717

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Nautilus Biotechnology, Inc.’s (“Nautilus” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2022 and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Nautilus’ actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.
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
On June 9, 2021, Nautilus Biotechnology, Inc. a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp. III, a Cayman Islands exempted company and the Company’s predecessor company (“ARYA”)), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “BCA”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). As a result of the Business Combination, ARYA changed its name to “Nautilus Biotechnology, Inc.” and Mako Merger Sub merged with and into Legacy Nautilus with Legacy Nautilus surviving as the surviving company and becoming a wholly-owned subsidiary of ARYA (the “Merger” and, collectively with the other transactions described in the BCA, the “Reverse Recapitalization”).
In addition, in conjunction with the completion of the Business Combination, certain investors (“PIPE Investors”) subscribed for the purchase of an aggregate of 20,000,000 shares of common stock of the Company (“New Nautilus Common Stock”) at a price of $10.00 per share for aggregate gross proceeds of $200.0 million (“PIPE Financing”).
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $167.3 million.

Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $15.0 million during three months ended March 31, 2023, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of March 31, 2023, we had an accumulated deficit of $153.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, recent and any potential future financial institution failures, the conflicts in Eastern Europe and in other countries, and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and conflicts in Eastern Europe and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. We continue to employ hygiene protocols; controls for social distancing; enhanced cleaning, disinfecting, decontamination, and ventilation protocols; health policies; and usage of personal protective equipment, in all cases where appropriate. While we have largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
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
The ultimate impact of the these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently as able from March 2020 until August 2022. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,		Change ($)	Change (%)
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$10,877	$9,658	$1,219	13%
General and administrative	7,183	6,364	819	13%
Total operating expenses	18,060	16,022	2,038	13%
Other income (expense)
Interest income	3,098	264	2,834	1073%
Other expense	(3)	(5)	2	(40)%
Other income (expense)	3,095	259	2,836	1095%
Net loss	$(14,965)	$(15,763)	$798	(5)%
Research and Development Expenses
Research and development expenses were $10.9 million for the three months ended March 31, 2023, compared to $9.7 million for the three months ended March 31, 2022, an increase of $1.2 million, or 13%. The increase was primarily due to a $1.2 million increase in salaries, related benefits, and stock-based compensation, a $0.4 million increase in facilities costs, and a $0.4 million increase in professional services. These increases were partially offset by decreases of $0.5 million in costs for development services and $0.4 million for laboratory supplies and equipment expense.

General and Administrative Expenses
General and administrative expenses were $7.2 million for the three months ended March 31, 2023, compared to $6.4 million for the three months ended March 31, 2022, an increase of $0.8 million, or 13%. The increase was primarily due to a $1.4 million increase in salaries, related benefits, and stock-based compensation, and a $0.1 million increase in marketing costs. These increases were partially offset by a $0.5 million decrease in professional services costs, and a $0.4 million decrease in insurance costs.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 increased primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $15.0 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $153.5 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2023, we had cash, cash equivalents and investments of $302.0 million.
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
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our proteomics platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, recent and any potential future financial institution failures, the conflicts in Eastern Europe and in other countries, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
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
Historical Cash Flows
For the Three Months Ended March 31, 2023 and 2022
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(12,524)	$(12,335)
Net cash provided by (used in) investing activities	(13,495)	15,182
Net cash provided by financing activities	1	156
Net increase in cash, cash equivalents and restricted cash	$(26,018)	$3,003
Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $12.5 million, primarily resulting from our net loss of $15.0 million and decrease in net changes in assets and liabilities aggregating $0.9 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $3.4 million, which primarily included $2.9 million of stock-based compensation, $0.8 million of amortization of operating lease right-of-use assets, and $0.4 million of depreciation. These non-cash charges were partially offset by $0.7 million of net accretion of discounts on securities.
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

Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $13.5 million, primarily resulting from $27.1 million in purchases of securities, and $0.7 million in purchases of property and equipment, partially offset by $14.2 million in proceeds from the maturity of securities.
During the three months ended March 31, 2022, net cash provided by investing activities was $15.2 million, primarily resulting from $38.6 million in proceeds from maturities of securities, partially offset by $22.9 million in purchases of securities and $0.5 million in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2023, cash provided by financing activities comprised of proceeds from exercise of stock options.
During the three months ended March 31, 2022, net cash provided by financing activities was $0.2 million of proceeds from exercise of stock options.
Contractual Obligations and Commitments
For a discussion of our contractual obligations and commitments, refer to Part I, Item 1, Note 8, “Commitments and Contingencies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Other than the policies noted in Part I, Item 1, Note 2, “Significant Accounting Policies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited financial statements as of and for the years ended December 31, 2022 and 2021.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $302.0 million as of March 31, 2023. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of March 31, 2023, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $2.3 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $15.0 million and $15.8 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $153.5 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
•changes in economic conditions, including recessionary effects, inflationary pressures and instability in the global financial markets, including with respect to any future financial institution failures;
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
•the impact of the COVID-19 pandemic, the conflicts in Eastern Europe, recent and any potential future financial institution failures, and other national and global events on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and

•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
In addition, actual events involving limited liquidity or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the collapse of Silicon Valley Bank and other financial institutions in March 2023 has caused and could continue to cause instability in the global financial markets.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. Credit and banking costs, generally, may also be adversely impacted by these factors, resulting in higher costs for the Company. For example, as part of our efforts to diversify our banking and credit arrangements following the collapse of Silicon Valley Bank, we expect to incur higher banking related costs.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of March 31, 2023, we had 153 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
Unfavorable U.S. or global economic conditions as a result of multiple global events, including the COVID-19 pandemic, the conflict in Eastern Europe, increasing interest rates, instability in the global financial markets, and general economic downturns, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Eastern Europe, potential uncertainty related to Taiwan and its relationship with China, increasing interest rates and general economic downturns, and the collapse of Silicon Valley Bank and other financial institutions in March 2023, and related instability in the global financial markets, are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, these events have resulted, and in the future may result, in disruptions in our supply chains or the supply chains of those entities providing services or products to us, restrictions in our ability to deploy our workforce in our own facilities, locally, nationally or internationally, restrictions on the operating capacity of the laboratories or research facilities of our customers, decreases in government funding of research and development, or changes to programs that provide funding to research laboratories that may have the impact of redirecting funding to other areas of research, or prolonging or delaying funding cycles, any of which could adversely impact our ability to manufacture and sell our products. Moreover, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus platform.
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2023, we had cash, cash equivalents and investments of $302.0 million, consisting of U.S. treasury securities, mutual funds, commercial paper, corporate debt securities, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
As of March 31, 2023, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.8% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
None

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

NAUTILUS BIOTECHNOLOGY, INC.

Date: May 2, 2023	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)