Form 10-Q
period 2023-06-30
Nautilus Biotechnology, Inc.
filed 2023-08-02
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 31, 2023, the registrant had 124,930,899 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of June 30, 2023 and December 31, 2022 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$72,139	$114,523
Short-term investments	91,156	69,948
Prepaid expenses and other current assets	3,408	2,738
Total current assets	166,703	187,209
Property and equipment, net	4,178	3,700
Operating lease right-of-use assets	34,684	28,866
Long-term investments	123,433	129,169
Other long-term assets	1,769	1,108
Total assets	$330,767	$350,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,222	$1,272
Accrued expenses and other liabilities	3,411	3,528
Current portion of operating lease liability	3,257	1,991
Total current liabilities	7,890	6,791
Operating lease liability, net of current portion	33,204	28,337
Total liabilities	41,094	35,128
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 124,930,899 and 124,865,485 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	461,387	455,330
Accumulated other comprehensive loss	(2,389)	(1,854)
Accumulated deficit	(169,337)	(138,564)
Total stockholders’ equity	289,673	314,924
Total liabilities and stockholders’ equity	$330,767	$350,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses
Research and development	$11,912	$8,856	$22,789	$18,514
General and administrative	7,104	6,616	14,287	12,980
Total operating expenses	19,016	15,472	37,076	31,494
Other income (expense):
Interest income	3,222	776	6,320	1,040
Other income (expense)	(14)	7	(17)	2
Total other income	$3,208	$783	$6,303	$1,042
Net loss	$(15,808)	$(14,689)	$(30,773)	$(30,452)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.12)	$(0.25)	$(0.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,603,181	124,494,036	124,601,762	124,456,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(15,808)	$(14,689)	$(30,773)	$(30,452)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(1,430)	(214)	(535)	(584)
Total other comprehensive loss	(1,430)	(214)	(535)	(584)
Comprehensive loss	$(17,238)	$(14,903)	$(31,308)	$(31,036)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

Three Months Ended June 30, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at March 31, 2023	124,866,392	$12	$458,191	$(959)	$(153,529)	$303,715
Issuance of common stock upon exercise of vested stock options	5,000	—	6	—	—	6
Issuance of common stock under employee stock purchase plan	59,507	—	92	—	—	92
Stock-based compensation expense	—	—	3,098	—	—	3,098
Other comprehensive loss	—	—	—	(1,430)	—	(1,430)
Net loss	—	—	—	—	(15,808)	(15,808)
Balances at June 30, 2023	124,930,899	$12	$461,387	$(2,389)	$(169,337)	$289,673

Three Months Ended June 30, 2022			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at March 31, 2022	124,456,653	$12	$446,654	$(554)	$(96,403)	$349,709
Issuance of common stock upon exercise of vested stock options	57,739	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	48,353	—	153	—	—	153
Stock-based compensation expense	—	—	2,567	—	—	2,567
Other comprehensive loss	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	(14,689)	(14,689)
Balances at June 30, 2022	124,562,745	$12	$449,406	$(768)	$(111,092)	$337,558

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

Six Months Ended June 30, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2022	124,865,485	$12	$455,330	$(1,854)	$(138,564)	$314,924
Issuance of common stock upon exercise of vested stock options	5,907	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	59,507	—	92	—	—	92
Stock-based compensation expense	—	—	5,958	—	—	5,958
Other comprehensive loss	—	—	—	(535)	—	(535)
Net loss	—	—	—	—	(30,773)	(30,773)
Balances at June 30, 2023	124,930,899	$12	$461,387	$(2,389)	$(169,337)	$289,673

Six Months Ended June 30, 2022			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2021	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	211,309	—	188	—	—	188
Issuance of common stock under employee stock purchase plan	48,353	—	153	—		153
Stock-based compensation expense	—	—	4,677	—	—	4,677
Other comprehensive loss	—	—	—	(584)	—	(584)
Net loss	—	—	—	—	(30,452)	(30,452)
Balances at June 30, 2022	124,562,745	$12	$449,406	$(768)	$(111,092)	$337,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(30,773)	$(30,452)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	826	562
Stock-based compensation	5,958	4,677
Amortization (accretion) of premium (discount) on securities, net	(1,412)	(147)
Amortization of operating lease right-of-use assets	1,806	1,073
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(787)	(503)
Accounts payable	(199)	(643)
Accrued expenses and other liabilities	(117)	(11)
Operating lease liabilities	(1,375)	(420)
Net cash used in operating activities	(26,073)	(25,864)
Cash flows from investing activities
Proceeds from maturities of securities	32,249	105,575
Purchases of securities	(46,844)	(54,185)
Purchases of property and equipment	(1,155)	(1,132)
Net cash (used in) provided by investing activities	(15,750)	50,258
Cash flows from financing activities
Proceeds from exercise of stock options	7	188
Proceeds from issuance of common stock under employee stock purchase plan	92	153
Net cash provided by financing activities	99	341
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,724)	24,735

Cash, cash equivalents and restricted cash at beginning of period	115,477	186,461
Cash, cash equivalents and restricted cash at end of period	$73,753	$211,196

Supplementary cash flow information on non-cash activities
Right-of-use asset obtained in exchange for operating lease liability	$7,623	$—
Acquisitions of property and equipment included in accounts payable	$323	$413
The accompanying notes are an integral part of these condensed consolidated financial statements

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Description of Business and Basis of Presentation
Nautilus Biotechnology, Inc. (the “Company”) is a biotechnology company incorporated in 2016 with corporate headquarters in Seattle, Washington and research and development headquarters in San Carlos, California. Since the Company’s incorporation in 2016, the Company has devoted substantially all of its resources to research and development activities, including with respect to its proteomics platform, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and its cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
inception and expects this to continue for the foreseeable future. As of June 30, 2023, the Company had an accumulated deficit of $169.3 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $163.3 million as of June 30, 2023. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in marketable debt securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The Company relies on single source suppliers for certain components and materials used in the Nautilus platform. The loss of any of these single source suppliers would require the Company to expend significant time and effort to locate and qualify an alternative source of supply for these components. The Company also relies, and expects to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
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
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company’s long-lived assets are entirely based in the United States.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and six months ended June 30, 2023, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).

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

3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of June 30, 2023 and December 31, 2022:

(in thousands)		Gross Unrealized			Reported as:
June 30, 2023	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,464	$—	$—	$1,464	$1,464	$—	$—
U.S. treasury securities	60,888	—	(848)	60,040	—	30,562	29,478
Total Level 1	62,352	—	(848)	61,504	1,464	30,562	29,478
Level 2
Commercial paper	98,455	—	(47)	98,408	70,675	27,733	—
Corporate debt securities	6,912	—	(49)	6,863	—	1,955	4,908
Agency securities	121,398	—	(1,445)	119,953	—	30,906	89,047
Total Level 2	226,765	—	(1,541)	225,224	70,675	60,594	93,955
Total Level 1 and Level 2	$289,117	$—	$(2,389)	$286,728	$72,139	$91,156	$123,433

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

(in thousands)		Gross Unrealized			Reported as:
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,121	$—	$—	$1,121	$1,121	$—	$—
U.S. treasury securities	52,686	4	(774)	51,916	—	2,873	49,043
Total Level 1	53,807	4	(774)	53,037	1,121	2,873	49,043
Level 2
Commercial paper	156,419	3	(266)	156,156	113,402	42,754	—
Corporate debt securities	14,154	—	(71)	14,083	—	7,224	6,859
Agency securities	91,114	33	(783)	90,364	—	17,097	73,267
Total Level 2	261,687	36	(1,120)	260,603	113,402	67,075	80,126
Total Level 1 and Level 2	$315,494	$40	$(1,894)	$313,640	$114,523	$69,948	$129,169
Contractual maturities of short-term investments as of June 30, 2023 and December 31, 2022 are due in one year or less. Contractual maturities of long-term investments as of June 30, 2023 and December 31, 2022 are due after 1 year through 2 years.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2023 and December 31, 2022 are as follows:

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
June 30, 2023	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$467	$40,628	$381	$19,412	$848	$60,040
Commercial paper	47	98,409	—	—	47	98,409
Corporate debt securities	49	6,862	—	—	49	6,862
Agency securities	1,356	114,680	89	5,273	1,445	119,953
Total	$1,919	$260,579	$470	$24,685	$2,389	$285,264

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2022	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$774	$49,114	$—	$—	$774	$49,114
Commercial paper	266	151,354	—	—	266	151,354
Corporate debt securities	14	6,859	57	7,224	71	14,083
Agency securities	670	50,531	113	8,887	783	59,418
Total	$1,724	$257,858	$170	$16,111	$1,894	$273,969
We review our investment portfolio based on the underlying risk profile of the securities and have a no loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We recognized no credit losses on our investments during the three and six months ended June 30, 2023 and 2022, and had no allowance for credit losses as of June 30, 2023.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Laboratory equipment	$5,755	$4,892
Leasehold improvements	118	13
Computer hardware	222	166
Furniture, fixtures and office equipment	314	25
Prototype equipment	605	332
Construction in progress	903	1,235
	7,917	6,663
Less: Accumulated depreciation	(3,739)	(2,963)
Total	$4,178	$3,700
The Company recorded depreciation expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2023 and $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Employee compensation	$2,098	$1,669
Accrued research and development	596	970
Accrued professional and consulting fees	362	451
Other	355	438
Total	$3,411	$3,528
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$72,139	$114,523
Restricted cash included in other long-term assets (Note 8)	1,614	954
Total	$73,753	$115,477
Other long-term assets consisted of $1.6 million of restricted cash and $0.2 million of deposits as of June 30, 2023, and $0.9 million of restricted cash and $0.2 million of deposits as of December 31, 2022.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
5.     Common Stock
There were 124,930,899 shares issued and outstanding as of June 30, 2023.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	June 30, 2023	December 31, 2022
Shares available for grant under 2021 Equity Incentive Plan	20,321,798	17,298,043
Stock options issued and outstanding	14,699,055	11,485,443
Shares available for grant under 2021 Employee Stock Purchase Plan	3,577,882	2,388,735
Total shares of common stock reserved	38,598,735	31,172,221

6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and six months ended June 30, 2023 and 2022, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax assets.

7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2023, 20,321,798 and 3,577,882 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
The first offering period was from October 1, 2021 through June 1, 2022. For subsequent offering periods, the Company will be offering a six month purchase period. As of June 30, 2023, 158,702 shares of common stock were purchased under the 2021 ESPP.

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
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.3 - 6.1	5.3 - 6.1	5.3 - 6.4	5.3 - 6.1
Expected volatility	103.1% - 106.5%	105.2% - 109.1%	102.7% - 107.5%	105.2% - 110.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.58% - 3.87%	2.80% - 3.36%	3.50% - 4.08%	1.73% - 3.36%
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes option award activity during the six months ended June 30, 2023:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	11,485,443	$4.12
Granted	3,513,875	$2.34
Exercised	(5,907)	$1.04
Forfeited	(294,356)	$6.32
Outstanding as of June 30, 2023	14,699,055	$3.66	8.3	$19,434
Options vested and expected to vest as of June 30, 2023	14,699,055	$3.66
Vested and exercisable at June 30, 2023	6,171,783	$3.87	7.5	$9,668
As of June 30, 2023, there was $24.9 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.4 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,048	$975	$2,023	$1,843
General and administrative	2,050	1,592	3,935	2,834
Total stock-based compensation expense	$3,098	$2,567	$5,958	$4,677

8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2023 as the Company had not yet received the related goods or services. As of June 30, 2023, the Company had open purchase commitments for goods and services of $1.3 million, which are expected to be received through the next 12 months.
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
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Fixed operating lease costs	$1,810	$1,182	$3,090	$2,365
Variable operating lease costs	638	380	1,173	818
Short-term lease costs	—	6	2	11
Total lease costs	$2,448	$1,568	$4,265	$3,194
For the six months ended June 30, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $2.8 million and $1.7 million, respectively.
As of June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 7.1 years and 9.1% respectively.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2023:

Lease Obligations
(in thousands)
Six months ending December 31, 2023	$2,827
2024	6,992
2025	7,186
2026	6,878
2027	6,893
2028 and thereafter	19,028
Total future minimum lease payments	49,804
Less: Imputed interest	(13,343)
Total operating lease liabilities	$36,461
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
Letters of Credit
In conjunction with the San Carlos lease agreement entered in December 2020, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.6 million. In conjunction with the San Carlos lease agreement entered in December 2021, the Company issued a cash-collateralized letter of credit in lieu of security deposit of $0.2 million. In conjunction with the San Diego lease agreement entered in November 2022, the Company issued a cash-collateralized letter of credit in lieu of a security deposit of $0.1 million. During the three months ended June 30, 2023, the Company established letters of credit for these leases with a new financial institution which required an additional 5 percent collateral of $0.1 million. As of June 30, 2023, $0.6 million of funds from the previous financial institution were not released for the San Carlos lease agreement entered in December 2020, and therefore remained in restricted cash. These funds were released in July 2023. The cash amount is recorded as restricted cash under Other long-term assets on the Company’s condensed consolidated balance sheets.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(15,808)	$(14,689)	$(30,773)	$(30,452)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,603,181	124,494,036	124,601,762	124,456,518
Net loss per share attributable to common stockholders, basic and diluted:	$(0.13)	$(0.12)	$(0.25)	$(0.24)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	14,699,055	11,650,794
Employee stock purchase plan	78,003	61,411
Total potentially dilutive common share equivalents	14,777,058	11,712,205

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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of Nautilus’ product, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release phase in which we expect to recognize limited revenue. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into and are seeking to enter into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. We do not anticipate that these activities will result in any material revenue. During the second phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We anticipate early access engagements and associated revenue in 2024. We expect this second phase to lead into the third phase of broad commercialization and launch of our proteome analysis platform in 2024. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $163.3 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $30.8 million during the six months ended June 30, 2023, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of June 30, 2023, we had an accumulated deficit of $169.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and conflicts in Eastern Europe and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. We continue to employ hygiene protocols; controls for social distancing; enhanced cleaning, disinfecting, decontamination, and ventilation protocols; health policies; and usage of personal protective equipment, in all cases where appropriate. While we have resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
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
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. In April 2023, President Biden signed legislation that ended the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently as able from March 2020 until August 2022. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Change ($)	Change (%)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$11,912	$8,856	$3,056	35%
General and administrative	7,104	6,616	488	7%
Total operating expenses	19,016	15,472	3,544	23%
Other income (expense):
Interest income	3,222	776	2,446	315%
Other income (expense)	(14)	7	(21)	(300)%
Total other income	3,208	783	2,425	310%
Net loss	$(15,808)	$(14,689)	$(1,119)	8%
Research and Development Expenses
Research and development expenses were $11.9 million for the three months ended June 30, 2023, compared to $8.9 million for the three months ended June 30, 2022, an increase of $3.1 million, or 35%. The increase was primarily due to a $1.4 million increase in salaries, related benefits, and stock-based compensation, a $1.3 million increase in laboratory supplies and equipment expense, and a $1.1 million increase in facilities costs. These increases were partially offset by a decrease of $0.9 million in costs for external development services as more development efforts were performed by the Company.

General and Administrative Expenses
General and administrative expenses were $7.1 million for the three months ended June 30, 2023, compared to $6.6 million for the three months ended June 30, 2022, an increase of $0.5 million, or 7%. The increase was primarily due to a $1.1 million increase in salaries, related benefits, and stock-based compensation. These increases were partially offset by a $0.4 million decrease in insurance costs and a $0.3 million decrease in professional services costs.
Other Income (Expense)
Other income (expense) for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 increased primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Results of Operations
Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Six Months Ended June 30,		Change ($)	Change (%)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$22,789	$18,514	$4,275	23%
General and administrative	14,287	12,980	1,307	10%
Total operating expenses	37,076	31,494	5,582	18%
Other income (expense):
Interest income	6,320	1,040	5,280	508%
Other income (expense)	(17)	2	(19)	(950)%
Total other income	6,303	1,042	5,261	505%
Net loss	$(30,773)	$(30,452)	$(321)	1%
Research and Development Expenses
Research and development expenses were $22.8 million for the six months ended June 30, 2023, compared to $18.5 million for the six months ended June 30, 2022, an increase of $4.3 million, or 23%. The increase was primarily due to a $2.7 million increase in salaries, related benefits, and stock-based compensation, a $1.5 million increase in facilities costs, a $0.9 million increase in laboratory supplies and equipment expense, a $0.4 million increase for professional services, and a $0.2 million increase in depreciation. These increases were partially offset by decreases of $1.3 million in costs for external development services as more development efforts were performed by the Company.
General and Administrative Expenses
General and administrative expenses were $14.3 million for the six months ended June 30, 2023, compared to $13.0 million for the six months ended June 30, 2022, an increase of $1.3 million, or 10%. The increase was primarily due to a $2.5 million increase in salaries, related benefits, and stock-based compensation, and a $0.1 million increase in marketing costs. These increases were partially offset by a $0.8 million decrease in insurance costs and a $0.8 million decrease in professional services costs.

Other Income (Expense)
Other income (expense) for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 increased primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $30.8 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $169.3 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2023, we had cash, cash equivalents and investments of $286.7 million.
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
Historical Cash Flows
For the Six Months Ended June 30, 2023 and 2022
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(26,073)	$(25,864)
Net cash (used in) provided by investing activities	(15,750)	50,258
Net cash provided by financing activities	99	341
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,724)	$24,735
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $26.1 million, primarily resulting from our net loss of $30.8 million and decrease in net changes in assets and liabilities aggregating $2.5 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $7.2 million, which primarily included $6.0 million of stock-based compensation, $1.8 million of amortization of operating lease right-of-use assets, and $0.8 million of depreciation. These non-cash charges were partially offset by $1.4 million of net accretion of discounts on securities.
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
Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $15.8 million, primarily resulting from $46.8 million in purchases of securities, and $1.2 million in purchases of property and equipment, partially offset by $32.2 million in proceeds from the maturity of securities.

During the six months ended June 30, 2022, net cash provided by investing activities was $50.3 million, primarily resulting from $105.6 million in proceeds from maturities of securities, partially offset by $54.2 million in purchases of securities and $1.1 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities was comprised of $0.1 million of proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $286.7 million as of June 30, 2023. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of June 30, 2023, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $2.2 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $15.8 million and $30.8 million during the three and six months ended June 30, 2023 and $14.7 million and $30.5 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $169.3 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of our product, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we have entered into and are seeking to enter into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. We do not anticipate that these activities will result in any material revenue. During the second, early access phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We anticipate early access engagements and associated revenue in 2024. We expect this second phase to lead into the third phase of broad commercialization and launch of our proteome analysis platform in 2024. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
In addition, our competitors and others may have patents or may in the future obtain patents and may claim that use of our products infringes these patents. For example, we have received and may from time to time in the future receive letters, notices or “invitations to license” related to the use of intellectual property in our products or services, or may become the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us, alleging that our products or services infringe, misappropriate or otherwise violate their intellectual property rights, including patents and trade secrets, as a means of slowing or preventing our entry into such markets, or as a means to extract substantial license and royalty payments from us. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. In August 2020, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (the “HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA’s oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without the substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. FDA recently announced in the Unified Agenda of its intent to issue a proposed rule to make explicit that LDTs are devices under the Federal Food, Drug, and Cosmetic Act. The Notice of Proposed Rulemaking for LDTs is anticipated to be published in the Federal Register later this year. It is unclear how such action as well as future legislation by federal and state governments and changes in FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of June 30, 2023, we had 153 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2023, we had cash, cash equivalents and investments of $286.7 million, consisting of U.S. treasury securities, mutual funds, commercial paper, corporate debt securities, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
As of June 30, 2023, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.9% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
The Company entered into an amended confirmatory employment agreement and amended change in in control and severance agreement with each of its executive officers to reflect the Company's corporate structure, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q. No material changes to any officer's compensation or terms of employment were made in connection with such amended agreements.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021)
3.2*	Amended and Restated Bylaws of Nautilus Biotechnology, Inc.
10.1*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023
10.2*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023
10.3*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023
10.4*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Nick Nelson, dated of as July 31, 2023
10.5*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023
10.6*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Mary Godwin, dated as of July 31, 2023
10.7*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023
10.8*+	Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023
10.9*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023
10.10*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023
10.11*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023
10.12*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Nick Nelson, dated as of July 31, 2023
10.13*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023
10.14*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Mary Godwin, dated as of July 31, 2023
10.15*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023
10.16*+	Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: August 2, 2023	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)