Form 10-Q
period 2023-09-30
Nautilus Biotechnology, Inc.
filed 2023-10-31
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 27, 2023, the registrant had 124,945,774 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations about market trends;
•the impact of local, regional, national and international economic conditions and events, including the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East, increasing interest rates, instability in the global financial markets, and general economic downturns, on the foregoing; and
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of September 30, 2023 and December 31, 2022 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$74,104	$114,523
Short-term investments	109,185	69,948
Prepaid expenses and other current assets	3,499	2,738
Total current assets	186,788	187,209
Property and equipment, net	4,283	3,700
Operating lease right-of-use assets	33,669	28,866
Long-term investments	92,439	129,169
Other long-term assets	1,157	1,108
Total assets	$318,336	$350,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,142	$1,272
Accrued expenses and other liabilities	4,285	3,528
Current portion of operating lease liability	3,467	1,991
Total current liabilities	8,894	6,791
Operating lease liability, net of current portion	32,169	28,337
Total liabilities	41,063	35,128
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 124,940,774 and 124,865,485 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	464,509	455,330
Accumulated other comprehensive loss	(2,033)	(1,854)
Accumulated deficit	(185,215)	(138,564)
Total stockholders’ equity	277,273	314,924
Total liabilities and stockholders’ equity	$318,336	$350,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses
Research and development	$11,996	$9,571	$34,785	$28,085
General and administrative	7,079	6,249	21,366	19,229
Total operating expenses	19,075	15,820	56,151	47,314
Other income (expense):
Interest income	3,197	1,889	9,517	2,929
Other expense	—	(132)	(17)	(130)
Total other income	$3,197	$1,757	$9,500	$2,799
Net loss	$(15,878)	$(14,063)	$(46,651)	$(44,515)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.11)	$(0.37)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,933,837	124,651,318	124,896,975	124,522,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(15,878)	$(14,063)	$(46,651)	$(44,515)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	356	(1,113)	(179)	(1,697)
Total other comprehensive income (loss)	356	(1,113)	(179)	(1,697)
Comprehensive loss	$(15,522)	$(15,176)	$(46,830)	$(46,212)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

Three Months Ended September 30, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2023	124,930,899	$12	$461,387	$(2,389)	$(169,337)	$289,673
Issuance of common stock upon exercise of vested stock options	9,875	—	16	—	—	16
Stock-based compensation expense	—	—	3,106	—	—	3,106
Other comprehensive income	—	—	—	356	—	356
Net loss	—	—	—	—	(15,878)	(15,878)
Balances at September 30, 2023	124,940,774	$12	$464,509	$(2,033)	$(185,215)	$277,273

Three Months Ended September 30, 2022			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2022	124,562,745	$12	$449,406	$(768)	$(111,092)	$337,558
Issuance of common stock upon exercise of vested stock options	160,780	—	86	—	—	86
Stock-based compensation expense	—	—	2,870	—	—	2,870
Other comprehensive loss	—	—	—	(1,113)	—	(1,113)
Net loss	—	—	—	—	(14,063)	(14,063)
Balances at September 30, 2022	124,723,525	$12	$452,362	$(1,881)	$(125,155)	$325,338

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

Nine Months Ended September 30, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2022	124,865,485	$12	$455,330	$(1,854)	$(138,564)	$314,924
Issuance of common stock upon exercise of vested stock options	15,782	—	23	—	—	23
Issuance of common stock under employee stock purchase plan	59,507	—	92	—	—	92
Stock-based compensation expense	—	—	9,064	—	—	9,064
Other comprehensive loss	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	(46,651)	(46,651)
Balances at September 30, 2023	124,940,774	$12	$464,509	$(2,033)	$(185,215)	$277,273

Nine Months Ended September 30, 2022			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2021	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	372,089	—	274	—	—	274
Issuance of common stock under employee stock purchase plan	48,353	—	153	—		153
Stock-based compensation expense	—	—	7,547	—	—	7,547
Other comprehensive loss	—	—	—	(1,697)	—	(1,697)
Net loss	—	—	—	—	(44,515)	(44,515)
Balances at September 30, 2022	124,723,525	$12	$452,362	$(1,881)	$(125,155)	$325,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(46,651)	$(44,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,294	871
Stock-based compensation	9,064	7,547
Amortization (accretion) of premium (discount) on securities, net	(2,040)	(340)
Amortization of operating lease right-of-use assets	2,821	1,624
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(878)	239
Accounts payable	22	(850)
Accrued expenses and other liabilities	757	860
Operating lease liabilities	(2,200)	(865)
Net cash used in operating activities	(37,811)	(35,429)
Cash flows from investing activities
Proceeds from maturities of securities	51,249	142,075
Purchases of securities	(51,895)	(101,665)
Purchases of property and equipment	(2,029)	(2,095)
Net cash (used in) provided by investing activities	(2,675)	38,315
Cash flows from financing activities
Proceeds from exercise of stock options	23	274
Proceeds from issuance of common stock under employee stock purchase plan	92	153
Net cash provided by financing activities	115	427
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,371)	3,313

Cash, cash equivalents and restricted cash at beginning of period	115,477	186,461
Cash, cash equivalents and restricted cash at end of period	$75,106	$189,774

Supplementary cash flow information on non-cash activities
Right-of-use asset obtained in exchange for operating lease liability	$7,623	$—
Acquisitions of property and equipment included in accounts payable	$22	$14
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and its cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
inception and expects this to continue for the foreseeable future. As of September 30, 2023, the Company had an accumulated deficit of $185.2 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $183.3 million as of September 30, 2023. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in marketable debt securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and nine months ended September 30, 2023 and 2022, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of September 30, 2023 and December 31, 2022:

(in thousands)		Gross Unrealized			Reported as:
September 30, 2023	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,370	$—	$—	$1,370	$1,370	$—	$—
U.S. treasury securities	62,200	—	(654)	61,546	—	37,683	23,863
Total Level 1	63,570	—	(654)	62,916	1,370	37,683	23,863
Level 2
Commercial paper	81,490	—	(33)	81,457	72,527	8,930	—
Corporate debt securities	6,931	—	(64)	6,867	—	1,963	4,904
Agency securities	125,563	—	(1,282)	124,281	—	60,609	63,672
Total Level 2	213,984	—	(1,379)	212,605	72,527	71,502	68,576
Total Level 1 and Level 2	$277,554	$—	$(2,033)	$275,521	$73,897	$109,185	$92,439

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

(in thousands)		Gross Unrealized			Reported as:
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,121	$—	$—	$1,121	$1,121	$—	$—
U.S. treasury securities	52,686	4	(774)	51,916	—	2,873	49,043
Total Level 1	53,807	4	(774)	53,037	1,121	2,873	49,043
Level 2
Commercial paper	156,419	3	(266)	156,156	113,402	42,754	—
Corporate debt securities	14,154	—	(71)	14,083	—	7,224	6,859
Agency securities	91,114	33	(783)	90,364	—	17,097	73,267
Total Level 2	261,687	36	(1,120)	260,603	113,402	67,075	80,126
Total Level 1 and Level 2	$315,494	$40	$(1,894)	$313,640	$114,523	$69,948	$129,169
Contractual maturities of short-term investments as of September 30, 2023 and December 31, 2022 are due in one year or less. Contractual maturities of long-term investments as of September 30, 2023 and December 31, 2022 are due after 1 year through 2 years.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
September 30, 2023	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$256	$28,690	$398	$32,856	$654	$61,546
Commercial paper	33	81,457	—	—	33	81,457
Corporate debt securities	64	6,867	—	—	64	6,867
Agency securities	870	90,443	412	33,838	1,282	124,281
Total	$1,223	$207,457	$810	$66,694	$2,033	$274,151

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2022	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$774	$49,114	$—	$—	$774	$49,114
Commercial paper	266	151,354	—	—	266	151,354
Corporate debt securities	14	6,859	57	7,224	71	14,083
Agency securities	670	50,531	113	8,887	783	59,418
Total	$1,724	$257,858	$170	$16,111	$1,894	$273,969
We review our investment portfolio based on the underlying risk profile of the securities and have a no loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We recognized no credit losses on our investments during the three and nine months ended September 30, 2023 and 2022, and had no allowance for credit losses as of September 30, 2023.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Laboratory equipment	$6,124	$4,892
Leasehold improvements	118	13
Computer hardware	222	166
Furniture, fixtures and office equipment	324	25
Prototype equipment	732	332
Construction in progress	942	1,235
	8,462	6,663
Less: Accumulated depreciation	(4,179)	(2,963)
Total	$4,283	$3,700
The Company recorded depreciation expense of $0.5 million and $1.3 million for the three and nine months ended September 30, 2023 and $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Employee compensation	$2,999	$1,669
Accrued research and development	796	970
Accrued professional and consulting fees	241	451
Other	249	438
Total	$4,285	$3,528
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$74,104	$114,523
Restricted cash included in other long-term assets (Note 8)	1,002	954
Total	$75,106	$115,477
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of September 30, 2023, and $0.9 million of restricted cash and $0.2 million of deposits as of December 31, 2022.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
5.     Common Stock
There were 124,940,774 shares issued and outstanding as of September 30, 2023.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	September 30, 2023	December 31, 2022
Shares available for grant under 2021 Equity Incentive Plan	20,374,783	17,298,043
Stock options issued and outstanding	14,636,195	11,485,443
Shares available for grant under 2021 Employee Stock Purchase Plan	3,577,882	2,388,735
Total shares of common stock reserved	38,588,860	31,172,221

6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and nine months ended September 30, 2023 and 2022, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against its deferred tax assets.

7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2023, 20,374,783 and 3,577,882 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
The first offering period was from October 1, 2021 through June 1, 2022. For subsequent offering periods, the Company offers a six month purchase period. As of September 30, 2023, 158,702 shares of common stock were purchased under the 2021 ESPP.

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
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.0 - 6.1	6.0 - 6.1	5.3 - 6.4	5.3 - 6.1
Expected volatility	103.4% - 103.7%	109.3% - 110.2%	102.7% - 107.5%	105.2% - 110.2%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.99% - 4.44%	2.81% - 3.69%	3.50% - 4.44%	1.73% - 3.69%
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes option award activity during the nine months ended September 30, 2023:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	11,485,443	$4.12
Granted	3,627,375	$2.37
Exercised	(15,782)	$1.42
Forfeited	(460,841)	$5.99
Outstanding as of September 30, 2023	14,636,195	$3.63	8.1	$13,111
Options vested and expected to vest as of September 30, 2023	14,636,195	$3.63
Vested and exercisable at September 30, 2023	6,870,884	$3.88	7.3	$7,626
As of September 30, 2023, there was $21.7 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.2 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,090	$1,012	$3,113	$2,854
General and administrative	2,016	1,858	5,951	4,693
Total stock-based compensation expense	$3,106	$2,870	$9,064	$7,547

8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2023 as the Company had not yet received the related goods or services. As of September 30, 2023, the Company had open purchase commitments for goods and services of $1.4 million, of which $1.2 million are expected to be received through the next 12 months.
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
The components of lease costs, which were included in operating expenses in condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Fixed operating lease costs	$1,810	$1,182	$4,900	$3,547
Variable operating lease costs	630	431	1,803	1,249
Short-term lease costs	—	6	2	17
Total lease costs	$2,440	$1,619	$6,705	$4,813
For the nine months ended September 30, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $4.5 million and $2.8 million, respectively.
As of September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 6.9 years and 9.1% respectively.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2023:

Lease Obligations
(in thousands)
Three months ending December 31, 2023	$1,207
2024	6,992
2025	7,186
2026	6,878
2027	6,893
2028 and thereafter	19,028
Total future minimum lease payments	48,184
Less: Imputed interest	(12,548)
Total operating lease liabilities	$35,636
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(15,878)	$(14,063)	$(46,651)	$(44,515)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,933,837	124,651,318	124,896,975	124,522,164
Net loss per share attributable to common stockholders, basic and diluted:	$(0.13)	$(0.11)	$(0.37)	$(0.36)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	14,636,195	11,515,123
Employee stock purchase plan	74,407	54,733
Total potentially dilutive common share equivalents	14,710,602	11,569,856

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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $183.3 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $46.7 million during the nine months ended September 30, 2023, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of September 30, 2023, we had an accumulated deficit of $185.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, recent and any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. We continue to employ hygiene protocols; controls for social distancing; enhanced cleaning, disinfecting, decontamination, and ventilation protocols; health policies; and usage of personal protective equipment, in all cases where appropriate. While we have resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. We have, in the past, experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents. While certain of these disruptions have been resolved since the start of the COVID-19 pandemic, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
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
General and Administrative Expenses
General and administrative expenses consist of salaries and benefits, and stock-based compensation expense for personnel in executive, operations, legal, human resources, finance, marketing, commercial, IT personnel and administrative functions, professional fees for legal, patent, consulting, accounting and audit services, director and officer insurance, and allocated expenses for technology and facilities. We expense general and administrative expenses in the periods in which they are incurred.
We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business. We also anticipate that we will incur substantially higher expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities), gains and losses on foreign currency transactions, and other miscellaneous nonrecurring expenses such as gains or losses on disposal of property and equipment.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Change ($)	Change (%)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$11,996	$9,571	$2,425	25%
General and administrative	7,079	6,249	830	13%
Total operating expenses	19,075	15,820	3,255	21%
Other income (expense):
Interest income	3,197	1,889	1,308	69%
Other expense	—	(132)	132	(100)%
Total other income	3,197	1,757	1,440	82%
Net loss	$(15,878)	$(14,063)	$(1,815)	13%
Research and Development Expenses
Research and development expenses were $12.0 million for the three months ended September 30, 2023, compared to $9.6 million for the three months ended September 30, 2022, an increase of $2.4 million, or 25%. The increase was primarily due to a $1.4 million increase in salaries, related benefits, and stock-based compensation, a $1.1 million increase in laboratory supplies and equipment expense, and a $0.9 million increase in facilities costs. These increases were primarily caused by increased hiring during 2023 and our new leases. These increases were partially offset by a decrease of $1.0 million in costs for external development services as more development efforts were performed by the Company.
General and Administrative Expenses
General and administrative expenses were $7.1 million for the three months ended September 30, 2023, compared to $6.2 million for the three months ended September 30, 2022, an increase of $0.8 million, or 13%. The increase was primarily due to a $0.8 million increase in salaries, related benefits, and stock-based compensation, primarily attributable to increased hiring in 2023, and a $0.1 million increase in marketing costs. These increases were partially offset by a $0.2 million decrease in insurance costs and a $0.1 million decrease in professional services costs.
Other Income (Expense)
Other income (expense) for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 increased primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Results of Operations
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Nine Months Ended September 30,		Change ($)	Change (%)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$34,785	$28,085	$6,700	24%
General and administrative	21,366	19,229	2,137	11%
Total operating expenses	56,151	47,314	8,837	19%
Other income (expense):
Interest income	9,517	2,929	6,588	225%
Other expense	(17)	(130)	113	(87)%
Total other income	9,500	2,799	6,701	239%
Net loss	$(46,651)	$(44,515)	$(2,136)	5%
Research and Development Expenses
Research and development expenses were $34.8 million for the nine months ended September 30, 2023, compared to $28.1 million for the nine months ended September 30, 2022, an increase of $6.7 million, or 24%. The increase was primarily due to a $4.1 million increase in salaries, related benefits, and stock-based compensation, a $2.4 million increase in facilities costs, a $2.0 million increase in laboratory supplies and equipment expense, $0.4 million increase in depreciation, and a $0.3 million increase for professional services. These increases were primarily caused by increased hiring in 2023 and our new leases. These increases were partially offset by decreases of $2.3 million in costs for external development services as more development efforts were performed by the Company.
General and Administrative Expenses
General and administrative expenses were $21.4 million for the nine months ended September 30, 2023, compared to $19.2 million for the nine months ended September 30, 2022, an increase of $2.1 million, or 11%. The increase was primarily due to a $3.3 million increase in salaries, related benefits, and stock-based compensation as a result of increased headcount, and a $0.2 million increase in marketing costs. These increases were partially offset by a $0.9 million decrease in insurance costs and a $0.9 million decrease in professional services costs.
Other Income (Expense)
Other income (expense) for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 increased primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $46.7 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $185.2 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2023, we had cash, cash equivalents and investments of $275.7 million.
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
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our proteomics platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, recent and any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
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
Historical Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(37,811)	$(35,429)
Net cash (used in) provided by investing activities	(2,675)	38,315
Net cash provided by financing activities	115	427
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,371)	$3,313
Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $37.8 million, primarily resulting from our net loss of $46.7 million and decrease in net changes in assets and liabilities aggregating $2.3 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $11.1 million, which primarily included $9.1 million of stock-based compensation, $2.8 million of amortization of operating lease right-of-use assets, and $1.3 million of depreciation. These non-cash charges were partially offset by $2.0 million of net accretion of discounts on securities.
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

Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $2.7 million, primarily resulting from $51.9 million in purchases of securities, and $2.0 million in purchases of property and equipment, partially offset by $51.2 million in proceeds from the maturity of securities.
During the nine months ended September 30, 2022, net cash provided by investing activities was $38.3 million, primarily resulting from $142.1 million in proceeds from maturities of securities, partially offset by $101.7 million in purchases of securities and $2.1 million in purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was comprised of $0.1 million of proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $275.7 million as of September 30, 2023. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of September 30, 2023, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $1.7 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our operations and financial results could be adversely impacted by global and national events, such as the COVID-19 pandemic, conflicts in Eastern Europe and the Middle East, and general economic downturns.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $15.9 million and $46.7 million during the three and nine months ended September 30, 2023 and $14.1 million and $44.5 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $185.2 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our Nautilus platform. Additionally, in developing our platform technology, we currently rely on co-development partners to assist us in the development of certain component technologies in our platform. We have experienced difficulties with some of these partners successfully delivering these component technologies on time and to our specifications, and these partners may not be successful in delivering these component technologies on time, to our specifications, or at all, in the future, which could have an adverse impact on our ability to meet our development timelines, and/or our products’ level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus platform to comprehensively measure the human proteome, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products fail to deliver currently anticipated functionality and levels of performance, if our products are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products and technologies, we may never recognize material revenue and may be unable to continue our operations.
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
•the impact of the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East, recent and any potential future financial institution failures, and other national and global events on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
We expect that we will need to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing or acquisition opportunities or for other reasons, including:

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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe and the Middle East, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. Credit and banking costs, generally, may also be adversely impacted by these factors, resulting in higher costs for the Company. For example, as part of our efforts to diversify our banking and credit arrangements following the collapse of Silicon Valley Bank, we have incurred higher banking related costs.
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Following Brexit, medical device products entering the U.K. market will have to comply with the regulatory requirements of the Medicines and Healthcare products Regulatory Agency (the “MHRA”), including the new UK Medical Device Regulations, which are scheduled to go into effect by July 2024. In July 2023, MHRA updated its guidance to reflect that the government now aims to delay implementation of the core aspects of the regulations to July 2025. These foreign regulations and any future requirements that may be implemented by regulatory authorities will increase the difficulty of obtaining and maintaining regulatory approvals and compliance in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances or certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. FDA recently issued a proposed rule that, if finalized, will amend FDA’s regulations to make explicit that in vitro diagnostis (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory and will phase out its enforcement discretion for LDTs. It is unclear how this proposed rule, if finalized, as well as future legislation by the government will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, Congress, or regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Furthermore, there may be a heightened risk of potential cyberattacks by state actors or others since the escalation of the conflicts in Eastern Europe and intensified conflicts in the Middle East. Methods of attacks on information technology systems and attempting or effecting data security breaches and incidents change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 30, 2023, we had 160 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
Unfavorable U.S. or global economic conditions as a result of multiple global events, including the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East, increasing interest rates, instability in the global financial markets, and general economic downturns, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Eastern Europe and the Middle East, potential uncertainty related to Taiwan and its relationship with China, increasing interest rates and general economic downturns, and the collapse of Silicon Valley Bank and other financial institutions in March 2023, and related instability in the global financial markets, are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, these events have resulted, and in the future may result, in disruptions in our supply chains or the supply chains of those entities providing services or products to us, restrictions in our ability to deploy our workforce in our own facilities, locally, nationally or internationally, restrictions on the operating capacity of the laboratories or research facilities of our customers, decreases in government funding of research and development, or changes to programs that provide funding to research laboratories that may have the impact of redirecting funding to other areas of research, or prolonging or delaying funding cycles, any of which could adversely impact our ability to manufacture and sell our products. Moreover, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus platform.
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2023, we had cash, cash equivalents and investments of $275.7 million, consisting of U.S. treasury securities, mutual funds, commercial paper, corporate debt securities, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
We may be subject to supply chain interruptions. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Eastern Europe, increased conflict in the Middle East, and uncertainty related to Taiwan and its relationship with China, could negatively impact our ability to further develop our products or to manufacture and deliver our products or services, which could negatively impact our timelines and business results. For example, as discussed in the risk factor above entitled “The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and are expected to continue to materially and adversely impact, our business and operations,” we have experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents, and delays similar to those we experienced during the COVID-19 pandemic could impact us if they recur or are exacerbated due to the situations in Eastern Europe and/or the Middle East.
If our facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
Our Seattle, Washington, facility primarily houses our corporate executive team and our software development operations, while our facilities in San Carlos and San Diego, California primarily house our research and development teams.
Our facilities in Seattle, San Carlos and San Diego are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, and other catastrophic events. For example, our San Carlos and San Diego facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Carlos facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.
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
As of September 30, 2023, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 69.0% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021)
3.2	Amended and Restated Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)
10.1+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.2+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.3+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.4+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Nick Nelson, dated of as July 31, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.5+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.6+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Mary Godwin, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.7+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.8+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.9+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.10+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.11+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.12+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Nick Nelson, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.13+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.14+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Mary Godwin, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.15+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.16+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

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

NAUTILUS BIOTECHNOLOGY, INC.

Date: October 31, 2023	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2023	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)