Form 10-K
period 2023-12-31
Nautilus Biotechnology, Inc.
filed 2024-02-28
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2023, as reported by The Nasdaq Stock Market LLC, was $219 million. Shares of common stock held by each executive officer and director and by each other person who is deemed to be an affiliate of the registrant have been excluded from such computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 125,098,080 shares of common stock as of February 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
•our expectations regarding the timing and progress of the development of the Nautilus platform and any commercialization timelines;
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
•our expectations about market trends;
•the impact of local, regional, national and international economic conditions and events including the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East, increasing interest rates, instability in the global financial markets and general economic downturns, on the foregoing; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”

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

Part I
Item 1. Business
BACKGROUND OF BUSINESS COMBINATION
On June 9, 2021 (the “Closing Date”), Nautilus Biotechnology, Inc., a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp III (“ARYA”)), consummated the business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “Business Combination Agreement”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). The Business Combination Agreement provided for, among other things, (i) the domestication of ARYA as a corporation incorporated under the laws of the State of Delaware, upon which ARYA changed its name to “Nautilus Biotechnology, Inc.” (together with its consolidated subsidiary, the “Company” “New Nautilus” or “Nautilus”) and (ii) the merger of Mako Merger Sub with and into Legacy Nautilus (the “Merger”), with Legacy Nautilus as the surviving company in the Merger and, after giving effect to such Merger, Legacy Nautilus becoming a wholly-owned subsidiary of New Nautilus.
Concurrently with the execution of the Business Combination Agreement, ARYA entered into Subscription Agreements (each, a “Subscription Agreement”) with certain investors (each, a “PIPE Investor”), pursuant to which the PIPE Investors subscribed for and purchased, and ARYA issued and sold to the PIPE Investors, on the Closing Date, an aggregate of 20,000,000 shares of common stock of New Nautilus (“Common Stock”) for aggregate gross proceeds of $200,000,000 (the “PIPE Financing”).
As of the open of trading on June 10, 2021, the Common Stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “NAUT.”
Unless expressly indicated or the context requires otherwise, the terms “Nautilus,” “New Nautilus,” the “Company,” the “Registrant,” “we,” “us” and “our” in this Form 10-K refer to Nautilus Biotechnology, Inc., the parent entity formerly named ARYA Sciences Acquisition Corp III, and where appropriate, our wholly-owned subsidiaries (including Legacy Nautilus).
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
By leveraging our novel design coupled with advanced machine learning software, we believe our Nautilus platform, which includes our end-to-end solution comprised of the proteome analysis system, consumables, and software, has the potential to rapidly and reproducibly identify up to approximately 95% of proteins in a sample from virtually any organism, and could have the ability to detect and map the diverse landscape of modifications on those proteins. We believe that unlocking proteomics has the potential to create a long-term transformation of basic science, translational research, and healthcare.
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
Since inception in 2016, we have worked diligently to secure a strong intellectual property portfolio, and we have successfully filed and obtained numerous key patents. Our management team also brings a unique combination of experiences from the fields of technology and life sciences, with a proven track record of building successful businesses based on novel technology. Our company is a highly interdisciplinary organization, and as of December 31, 2023 we were comprised of approximately 167 employees, with 59 of such employees holding a Ph.D. Our organization is driven by the pursuit of deep, hard science, and our Scientific Advisory Board is comprised of world-renowned scientific leaders that support our vision.

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
•Commercial model with clear market entry point, designed to support a wide variety of customers and applications. Many successful life sciences research tools companies with disruptive technology have employed a business model similar to our planned commercial model. However, we believe a key advantage for us is the near-term commercial opportunity of capitalizing on the existing mass spectrometry-based proteomics marketplace estimated at over 16,000 installed systems. Our price point is expected to be in-line with mass spectrometry system budgets allocated for broad scale proteomics applications, and thus with a premium instrumentation average selling price, we plan to operate with a very efficient sales model. Further, since the early days of our product development, we have consulted with biopharma companies, academic institutions and research organizations to inform our product development plan and specifically address our target customer needs.
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
Molecular profiling techniques, such as next generation sequencing (NGS), have led to widespread genomic characterization and unprecedented access to genomic information. While this information has certainly enhanced our knowledge of complex biological systems, there is still a tremendous amount of detail at the protein level that remains largely unknown. The field of proteomics seeks to address this gap, and is an area of scientific research that involves the identification, characterization, and quantification of proteins in whole cells, tissues, or body fluids. To date, there has been very little technological advancement in how to physically measure a protein, and this has been a major impediment towards creating the same level of access to proteomic detail as we have with genomic detail today.
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
Since 2002, global R&D expenditure has increased close to three-fold and is expected to reach approximately $289 billion by 2026 according to EvaluatePharma’s 2023 report. Despite such investments, the number of new drugs approved each year has failed to increase proportionally. Additionally, it takes more than 10 years to bring a drug to market, and the cost has grown significantly in the past decade from approximately $1.2 billion in 2010 to approximately $2.0 billion in 2019. The increasing cost, time and complexity of drug development have driven down the rate of return on R&D to less than 2% in 2019 for the 12 leading biopharmaceutical companies analyzed in a 2020 report by the Deloitte Center for Health Solutions.
Approximately 95% of FDA-approved drug targets are proteins, and most other drugs interact with, or are influenced by signal transduction cascades mediated by proteins. As such, an understanding of the proteome is paramount to understanding pharmacology.
As existing approaches only allow us to routinely quantify a fraction of the proteome, biopharmaceutical companies have become increasingly adept at identifying possible targets within what is currently observable, and as such, many viable targets have been exhausted. Despite the many hundreds of thousands of biomarker research studies estimated to have been published to date, there are currently only approximately 168 unique pharmacogenomic biomarkers with FDA approval for use with therapies today. This number of approved biomarkers is alarmingly low, and further highlights the shortfall of attempting to predict a protein biomarker’s expression level and function primarily from genetic data. Unfortunately, researchers have been forced to use this method, given the availability of powerful tools in genomics without the corresponding power and breadth of tools available in proteomics. With an advancement such as the Nautilus platform, we believe researchers will have the power to deeply and comprehensively measure the physical proteins at the root of disease, dramatically increasing the potential to identify more clinically meaningful biomarkers with greater precision in the practice of medicine. We believe a breakthrough increase in throughput would enable researchers to more deeply measure large cohorts, thereby powering studies at the scale required to quickly and cost-effectively discover new critically important biomarkers.
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

3400
2775
2150
1525
900

10^{10} LANDING PADS/CHIP

2.Our Proteome Analysis System: An Integrated Multi-cycle Optical and Fluidics Instrument
Typically, protein measurement approaches, like the ELISA described earlier, are designed to perform a single measurement of the proteins in a sample, after which the sample is either damaged, destroyed or discarded. However, if proteins captured in a sample can be repeatedly probed, it becomes possible to gain far more insight on the individual molecules. With our platform, each protein molecule has a unique coordinate address on the flow cell, and repeated probing enables deeper characterization of each individual molecule with each cycle, unlocking the ability to characterize proteoforms and ultimately decode approximately 95% of the proteome.
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
Nautilus Platform Stability in Multi-Cycle Experiments
We believe we have designed a technology with direct applicability in research use settings as well as having the potential to translate discoveries into healthcare practice. A critical aspect of any molecular detection technology with translational and clinical potential is robustness and reproducibility. To understand how stable our measurement process was, we tested the durability of our flow cell with a loaded protein library to ensure that proteins remained present on the surface over multiple cycles in a proteome analysis system run. In our studies evaluating stability over numerous cycles, we observed substantially less than 1% of proteins were lost from the flow cell. To examine both the effectiveness of our wash buffer and the ability of proteins to be probed after being washed, we first examined the detection ability of the protein on a first cycle. We next demonstrated that our wash buffer successfully eliminated remaining signal. Last, we demonstrated that after extended exposure to washing, and rinsing, that the protein detection remained nearly identical to the initial measurement. These results suggest that our wash conditions are highly effective and that our process of reagent cycling does not significantly damage the protein and thereby interfere with the probability of its measurement accuracy.
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

Nautilus Platform Development Plan Key Areas of Focus
In order to achieve our goal of broad commercialization in 2025, we plan to advance the development of our Nautilus platform across all components including chemistries, reagents, consumables, instrumentation and analysis software. The prototype of our proteome analysis system has generated all of our internal data to date, and we are continuing the development process to optimize, improve upon, and validate the final designs, formulations, protocols, manufacturing processes, and software code comprising our Nautilus platform.
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
Assuming the completion of our development across these focal areas on our currently anticipated timeline, as well as additional related development activities, we believe we will be in position to achieve our goal of broad commercialization in 2025.
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
Translational Research and Discovery Applications
Biomarker Discovery
It has been published that approximately 95% of FDA-approved drug targets are proteins. The Human Protein Atlas collaborative research project identified that FDA-approved drugs are targeting up to 854 separate human proteins and that there are 4,906 genes in the UniProt database that have experimental evidence for being involved in disease. We believe that the drug development and diagnostic industries have suffered from an inability to access the low frequency and rare proteins present in biological samples due to the tremendous dynamic range present across proteins in a specimen. As already described, we believe that our Nautilus platform technology is designed with the scale to adequately overcome the dynamic range problem in proteomics, and provide researchers with access to the rare, but biologically important protein detection where biomarkers are believed to exist. We believe our Nautilus platform’s sensitivity targeting the detection of events as rare as 1 protein molecule in 1,000 cells will be critically important and may unlock the potential for many new biomarkers to accelerate the development of precision medicine diagnostics and therapeutics.
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
Our proteome analysis system is expected to be priced in-line with mass spectrometry peptide detection equipment, or high-throughput NGS equipment, making the capital expense for our system within the budget for our initial customers. Our consumables are expected be priced at a level that provides comparable market value for full proteome analysis. The use of multiplexed run configurations will continue to grow over time, which we believe will help to reduce our costs and the price-

per-sample of our reagent kits such that we are able to support customers with very high-throughput applications of our systems. We expect these high-throughput run configurations and economics to accelerate the initiation of large-scale proteomics and multi-omics research projects, and also to be much more compatible with centralized core lab facility operations with requirements for proteomic data generation that can support an entire organization or user base.
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
COMPETITION
The life sciences market is highly competitive. There are other companies, both established and early-stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, multiplexed or high-throughput proteomic analysis. Nautilus currently competes with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. These companies include Agilent Technologies; Becton, Dickinson and Company; Bruker Corporation; Danaher; Luminex; Olink Proteomics; Quanterix; Standard Biotools (formerly known as SomaLogic); Quantum-Si; and Thermo Fisher Scientific. Nautilus also competes with a number of emerging companies that are developing proteomic products and solutions. Some of these companies may be further along in their commercial and operating plans than we are, including actively commercializing products and growing established marketing and sales forces. Other competitors are earlier than us, and in the process of developing their technologies for the life sciences market which may lead to products that rival or replace our products.
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
For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (LDTs) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act), which aims to create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of the FDA’s oversight. To date, Congress has not passed the VALID Act, but may revisit the VALID Act or similar policy riders and enact other FDA programmatic reforms in the future. In October 2023, through rulemaking, the FDA proposed to amend the definition of “in vitro diagnostic products” in FDA regulations to include laboratories that manufacture such products and to phase out the FDA’s general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would be regulated similarly to IVDs. It is unclear when the FDA will finalize and begin enforcing such rule and how current and future judicial challenges and legislation by the federal and state governments will impact the industry, including our business and that of our customers. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We would become subject to additional FDA requirements if our products are determined to be medical devices or if we elect to seek 510(k) clearance or premarket approval. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements.
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
As of December 31, 2023, we owned seventeen issued U.S. patents, approximately thirty-eight pending U.S. non-provisional patent applications, approximately twenty-three pending U.S. provisional patent applications, approximately four granted foreign patents, and approximately eighty-two pending foreign patent applications, including nineteen international patent applications filed under the Patent Cooperation Treaty (PCT application). Our owned patents and patent applications, if issued, are expected to expire between 2037 and 2044, in each case absent any patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
Trademarks
As of December 31, 2023, we owned approximately nine registered trademarks in Australia, China, Israel, the United Kingdom, and Europe. In addition, we have approximately thirty-four pending trademark applications covering seven different marks in the U.S., Australia, Brazil, Canada, China, the European Union, India, Israel, Japan, Korea, Mexico, Singapore, Switzerland, and the United Kingdom.
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
Employees and Human Capital
As of December 31, 2023, we had 167 employees, all based in the United States, 59 of whom hold doctorate degrees. Of these employees, 120 were engaged in research and development activities, and 47 were engaged in general and administrative activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.
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
Our principal executive offices are located at 2701 Eastlake Avenue East Seattle, Washington, 98102, and our telephone number is (206) 333-2001. Our investor relations website is located at https://investors.nautilus.bio/. Information contained on the website is not incorporated by reference into this Form 10-K or any other filings we make with the SEC.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $63.7 million and $57.9 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $202.2 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K.
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
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of our product, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. We do not anticipate that these activities will result in any material revenue. During the second, early access phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We anticipate early access engagements and associated revenue in 2025. We expect this second phase to lead into the third phase of broad commercialization and launch of our proteome analysis platform in 2025. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
We rely on single source suppliers for certain components and materials used in our Nautilus platform, including our click-reagent modified oligos, glass or silicon that is nano-fabricated into our biochips and high-speed stage used in the instrument. The loss of any of these single source suppliers would require us to expend significant time and effort to locate and qualify an alternative source of supply for these components. Though we do not currently have contracts for third parties to provide manufacturing capabilities for each component of our Nautilus platform for which we expect to employ such third party manufacturers, if we are successful in reaching the point of manufacturing our products for commercialization, we may rely on a single company for such manufacturing. Any contractual disputes between us and such manufacturer or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
We face significant competition in the life sciences technology market. We currently compete with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. These companies include Agilent Technologies; Becton, Dickinson and Company; Bruker Corporation; Danaher; Luminex; Olink Proteomics; Quanterix; Standard Biotools (formerly known as SomaLogic); Quantum-Si; and Thermo Fisher Scientific. We also compete with a number of emerging companies that are developing proteomic products and solutions.
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
•any litigation or governmental investigations involving us, our industry or both; and
•our ability to successfully develop and commercialize our Nautilus platform on our anticipated timeline.
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
•the impact of the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East; and
•other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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
In addition, our competitors and others may have patents or may in the future obtain patents and may claim that use of our products infringes these patents. For example, we have received and may from time to time in the future receive letters, notices or “invitations to license” related to the use of intellectual property in our products or services, or may become the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. For example, on December 14, 2023, we filed suit in the United States District Court for the Northern District of California against Somalogic, Inc. (Somalogic) which recently merged with and is now part of “Standard Biotools, Inc.”, and the California Institute of Technology. This suit seeks declaratory judgment that we do not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures (the ‘793 Patent), which Somalogic has allegedly licensed from the California Institute of Technology through its purchase of Palamedrix, Inc. We took this action in response to Somalogic’s allegations that our proteome analysis platform infringes the claims of the ‘793 Patent. Notwithstanding our belief as to the strength of our claims, litigation generally, and patent litigation in particular, can be unpredictable. If we do not succeed in establishing that our products or services do not infringe the claims of the ‘793 Patent, it could negatively impact our business by imposing royalties on our products or services, requiring significant redevelopment of certain aspects of our products and/or preventing us from making, using or selling our products or services. Even if we were to prevail in this or any future litigation, litigation could also result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
The life sciences industry is highly competitive, and companies in this industry routinely engage in litigation and governmental proceedings to enforce and defend the intellectual property rights that they believe they possess. We may become involved in litigation or governmental and/or administrative proceedings to enforce or defend our intellectual property rights. Additionally, we have and may continue to become involved in litigation and/or governmental or administrative proceedings to defend ourselves from claims that our products or services infringe the intellectual property rights of others, or to challenge the claimed intellectual property rights of others where we believe they may not be entitled to such rights. Such litigation and governmental proceedings are inherently unpredictable and costly, and can require significant time and attention of management. In addition to the costs and distraction of litigation, if we are unsuccessful in enforcing our intellectual property rights, or in defending our intellectual property rights from challenges of others, wit could result in our loss of our ability to exclude others from practicing aspects of our technology which could lead to greater competition for our products and services. Additionally, if we are unable to successfully defend ourselves from claims that we infringe the intellectual property rights of others and are unable to develop non-infringing alternative approaches for our products and services, we may be required to pay significant damages and ongoing royalties, or we may be prohibited from selling our products and services. Our success depends upon our ability to successfully enforce and defend our own intellectual property rights, and to defend ourselves from claims that we infringe the intellectual property rights of others.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that have taken effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that go into effect in 2024; Tennessee, Delaware and Iowa have enacted similar laws that go into effect in 2025; and Indiana has enacted a similar law that will go into effect in 2026. Additionally, certain other state laws govern the privacy and security of health information in certain circumstances, such as Washington’s My Health, My Data Act, which contains a private right of action. These new state laws will require ongoing compliance efforts and investment. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (the “HIPAA”), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information defined in HIPAA as “protected health information” and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached, subject to a security incident, or otherwise compromised or disrupted due to various causes, including employee error, malfeasance or other malicious or inadvertent actions. Any such breach, incident, compromise or disruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, stolen, corrupted, made unavailable, or misused or otherwise processed without authorization. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.
We are in the process of evaluating compliance needs but do not currently have in place formal policies and procedures related to the storage, collection and processing of information, and have not conducted any internal or external data privacy audits to fully assess our compliance with all applicable data protection laws and regulations. Additionally, we do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations, contractual obligations or any other actual or asserted obligations relating to data privacy and security could result in damage to our reputation, as well as claims, demands, proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties, judgments and other liabilities, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our use of artificial intelligence and machine learning technologies may result in reputational harm or liability.
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning, or AIML, technologies into our platform, including within our decoding pipelines and otherwise within our business, and these solutions and features are key elements of our technological approach and to our future growth over time. We rely and expect to rely on AIML technologies in our platform, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or any at all. We may also fail to properly implement or utilize AIML technologies. Our competitors or other third parties may incorporate AIML into their products and services or otherwise within their business more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AIML technologies may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if output from AIML technologies or that they assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such output, or such technologies or their development or deployment, including the collection, use, or other processing of data used to train or create such AIML technologies, to alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
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
We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, process customer data and information, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption, failure and compromise due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. Like other life sciences technology companies, we have experienced cybersecurity incidents in the past, and we may experience them again in the future. For example, in January 2024, we experienced an incident involving unauthorized access to an employee account. The Company has worked, and continues to work with external cybersecurity experts, in detecting, blocking, containing, remediating, and investigating any cyber security incidents and risks, and in further enhancing our cybersecurity safeguards. This incident did not, and other incidents have not impacted the availability of our systems, materially disrupted our operations, or had any material impact on our financial or operating results. Cyber security risks are constantly evolving, and as such, we anticipate additional work and expense in the future as we continue to further enhance our security processes and initiatives to meet the changing landscape of cyber security risks. While cyber insurance may be available for companies, any available insurance for cyber events, may be limited in amount, subject to deductibles, and may not be adequate to cover us for all costs arising from cyber security incidents. Given increasing cyber security risks, cyber insurance may not be available to us in the future, or may not be available on commercially reasonable terms.
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
If our security measures, or those of our vendors and partners, are compromised due to cybersecurity attacks or security breaches or incidents, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, or if any of these events is perceived to have occurred, our reputation could be damaged, our business and reputation may be harmed, we could become subject to claims, demands and litigation by private parties, and regulatory investigations and other proceedings, and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, our information technology systems, and those of our vendors and partners, are potentially vulnerable to data security breaches and incidents, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such data security breaches or incidents could lead to the loss of trade secrets or other intellectual property, or could lead to the loss, unavailability, exposure, unauthorized modification, alteration or other processing of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of December 31, 2023, we had 167 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.

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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2023, we had cash, cash equivalents and investments of $264.1 million, consisting of U.S. treasury securities, mutual funds, commercial paper, corporate debt securities, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
We may be subject to supply chain interruptions. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Eastern Europe, increased conflict in the Middle East, uncertainty related to Taiwan and its relationship with China, and resurgent or new global pandemics could negatively impact our ability to further develop our products or to manufacture and deliver our products or services, which could negatively impact our timelines and business results. For example, we have experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents, and delays similar to those we experienced during the COVID-19 pandemic could impact us if they recur or are exacerbated due to the situations in Eastern Europe and/or the Middle East.
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
As of December 31, 2023, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.8% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.
Our U.S. federal and state net operating loss carryforwards, or NOLs, may be unavailable to offset future taxable income because of restrictions under U.S. federal and/or state law. U.S. federal NOLs that arose in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years. U.S. federal NOLs that arose in tax years beginning after December 31, 2017, may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs will be limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2023, we had U.S. federal NOLs of $71.2 million, of which $70.6 million do not expire, and state NOLs of $95.5 million that will begin to expire in 2037.
In addition, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in our ownership. A Code Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a Code Section 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs and other tax attributes. Any limitation on using NOLs could, depending on the extent of such limitations and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such taxable income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
Changes in tax laws could have a material adverse effect on our future business, cash flows, results of operations or financial condition.
We may in the future be subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organisation for Economic Co-operation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees and a proposed 15% global minimum tax (Pillar 2) that is being adopted by several countries with implementation beginning in 2024. Any new or changes to tax laws could adversely affect our future effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our future business, cash flows, results of operations or financial condition if we expand internationally. For example, the United States recently enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% non-deductible excise tax on certain stock buybacks effective January 1, 2023. Further, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years for domestic and 15 years for foreign costs. Such changes, among others, may adversely affect our future effective tax rate, business, cash flows, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Head of IT, who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings integrated into new employee onboarding processes and annual employee re-training.
We engage consultants, experts, or other third parties in connection with our risk assessment processes. These third parties assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.
We require each third-party service provider who may have access to our systems and/or our sensitive data to attest that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not experienced any cybersecurity incidents that have been determined to be material in the past, however, like other life sciences technology companies, we have experienced cybersecurity incidents and may continue to experience them in the future. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including, for example, the risk factor entitled “If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.”
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Our Head of IT and our management committee on cybersecurity, which includes representatives of the Company’s legal department, finance department and IT department, who collectively possess significant experience in evaluating, managing and mitigating security and other risks, including cybersecurity risks, are primarily responsible to assess and manage our material risks from cybersecurity threats.
Our Head of IT and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Head of IT and representatives from our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:
•monitoring of Company computer and information systems for potential malware, ransomware and other malicious activity, and remediation of identified issues, including mitigation of identified risks and containment and elimination of any malicious software;
•mandatory cybersecurity training as part of new employee onboarding along with required annual employee cybersecurity re-training;
•automated monitoring of systems and network infrastructure through event log analysis by security information and event management application;
•prompt incident reporting directly to the Company’s CFO and General Counsel; and
◦escalation to the Company’s audit committee and board of directors as warranted based upon the nature of the identified issue.
Our Head of IT and/or representatives from our management committee on cybersecurity provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.
Item 2. Properties
Our current corporate headquarter is located at 2701 Eastlake Avenue East, Seattle, Washington and our current research and development facilities, and manufacturing centers are located at 835 Industrial Rd, San Carlos, California. The Seattle facility is approximately 14,800 square feet. The 835 Industrial Rd, San Carlos, California lease is for approximately 45,338 square feet of office and research space. We lease approximately 19,957 square feet of additional research and development and manufacturing space at 1561 Industrial Rd, San Carlos, California. In addition, we lease office and research space located at 4475 Executive Drive, San Diego, California. The San Diego facility is approximately 7,064 square feet. We do not own real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
U.S. District Court Proceedings
On December 14, 2023, we filed suit in the United States District Court for the Northern District of California against Somalogic, Inc. (Somalogic) which recently merged with and is now part of “Standard Biotools, Inc.”, and the California

Institute of Technology. This suit seeks declaratory judgment that Nautilus does not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures (the ‘793 Patent), which Somalogic has allegedly licensed from the California Institute of Technology through its purchase of Palamedrix, Inc. We have taken this action in response to Somalogic’s allegations that the Nautilus proteome analysis platform infringes the claims of the ‘793 Patent. We believe that it does not use any technology related to what the ‘793 Patent purports to claim in any of the products or services that we are developing. Nor do we have any interest or plans to use such technology in any of our future products or services. We intend to vigorously pursue our claims in this litigation.
Other Proceedings
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
Holders
As of February 15, 2024, there were 35 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of Nautilus’ product, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release phase in which we expect to recognize limited revenue. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. We do not anticipate that these activities will result in any material revenue. During the second phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access program partners with broad-scale analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We anticipate early access engagements and associated revenue in 2025. We expect this second phase to lead into the third phase of broad commercialization and launch of our proteome analysis platform in 2025. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
On June 9, 2021, Nautilus Biotechnology, Inc., a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp. III, a Cayman Islands exempted company and the Company’s predecessor company (“ARYA”)), consummated the business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “BCA”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). As a result of the Business Combination, ARYA changed its name to “Nautilus Biotechnology, Inc.” and Mako Merger Sub merged with and into Legacy Nautilus with Legacy Nautilus surviving as the surviving company and becoming a wholly-owned subsidiary of ARYA (the “Merger” and, collectively with the other transactions described in the BCA, the “Reverse Recapitalization”).
In addition, in conjunction with the completion of the Business Combination, certain investors (“PIPE Investors”) subscribed for the purchase of an aggregate of 20,000,000 shares of common stock of the Company (“New Nautilus Common Stock”) at a price of $10.00 per share for aggregate gross proceeds of $200.0 million (“PIPE Financing”).
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $173.4 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $63.7 million during the year ended December 31, 2023, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our proteomics platform. As of December 31, 2023, we had an accumulated deficit of $202.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
The ultimate impact of these global and national events and circumstances, either individually or in the aggregate, is highly uncertain and subject to change. In April 2023, President Biden signed legislation that ended the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently as able from March 2020 until August 2022. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
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
General and Administrative Expenses
General and administrative expenses consist of salaries, related benefits, and stock-based compensation expense for personnel in executive, operations, legal, human resources, finance, marketing, commercial, IT personnel and administrative functions, professional fees for legal, patent, consulting, accounting and audit services, directors and officers insurance, and allocated expenses for technology and facilities. We expense general and administrative expenses in the periods in which they are incurred.
We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business. We also anticipate that we will incur higher expenses as a result of expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities), gains and losses on foreign currency transactions, and other miscellaneous non-recurring expenses such as gains or losses on disposal of property and equipment.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2023 to December 31, 2022
The following table shows our consolidated statements of operations for the periods indicated:

	Year Ended December 31,		2023 to 2022
	2023	2022	Change ($)	Change (%)
	(in thousands)
Operating expenses:
Research and development	$47,251	$37,672	$9,579	25%
General and administrative	28,901	25,946	2,955	11%
Total operating expenses	76,152	63,618	12,534	20%
Other income (expense):
Interest income	12,550	5,816	6,734	116%
Other expense	(73)	(122)	49	(40)%
Total other income (expense)	$12,477	$5,694	$6,783	119%
Net loss	$63,675	$57,924	$5,751	10%
Research and Development Expenses
Research and development expenses were $47.3 million for the year ended December 31, 2023, compared to $37.7 million for the year ended December 31, 2022, an increase of $9.6 million, or 25%. The increase was primarily due to a $5.6 million increase in salaries, related benefits, and stock-based compensation, a $3.2 million increase in facilities cost, a $2.8 million increase in laboratory supplies and equipment expense, and a $0.5 million increase in depreciation expense. These increases were primarily caused by increased hiring and new leases commencing during the period. These increases were partially offset by a $2.7 million decrease in costs for external development services as more development efforts were performed by the Company.
General and Administrative Expenses
General and administrative expenses were $28.9 million for the year ended December 31, 2023, compared to $25.9 million for the year ended December 31, 2022, an increase of $3.0 million, or 11%. The increase was primarily due to a $4.1 million increase in salaries, related benefits, and stock-based compensation due to an increase in headcount to support general and administrative activities and supply chain and manufacturing readiness, and a $0.2 million increase in facilities costs driven by new leases commencing during the period. These increases were partially offset by a $1.1 million decrease in insurance costs, and a $0.7 million decrease in professional services, including accounting and recruiting services, as more of these activities were completed by the Company.
Other Income (Expense)
Other income (expense) for the year ended December 31, 2023 as compared to the year ended December 31, 2022 changed primarily due to higher interest income from marketable debt securities driven by higher interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $63.7 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $202.2 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2023, we had cash, cash equivalents, and investments of $264.1 million.

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
Based on our planned operations, we expect our current cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of the COVID-19 pandemic, the conflicts in Eastern Europe the Middle East and in other countries; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
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

Historical Cash Flows
For the Fiscal Years Ended December 31, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(51,711)	$(45,806)
Net cash used in investing activities	(43,735)	(25,740)
Net cash provided by financing activities	368	562
Net increase in cash, cash equivalents and restricted cash	$(95,078)	$(70,984)
Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $51.7 million, primarily resulting from our net loss of $63.7 million, a decrease in the net changes in assets and liabilities aggregating $3.2 million. The net loss and decrease in net changes in assets and liabilities was partially offset by $15.2 million of non-cash expenses. The non-cash expenses included $12.1 million of stock-based compensation, $3.9 million amortization of operating lease right-of-use assets, $1.8 million in depreciation, partially offset by $2.7 million in accretion of discounts of investments.
During the year ended December 31, 2022, net cash used in operating activities was $45.8 million, primarily resulting from our net loss of $57.9 million and a decrease in the changes in assets and liabilities aggregating $0.8 million. The net loss and decrease in net changes in assets and liabilities was partially offset by $12.9 million of non-cash expenses. The non-cash expenses included $10.4 million of stock-based compensation, $2.2 million of amortization of operating lease right-of-use assets, $1.2 million of depreciation, partially offset by $0.9 million of accretion of discounts of investments.
Investing Activities
During the year ended December 31, 2023, net cash used in investing activities was $43.7 million, resulting from $112.9 million in purchases of securities and $2.4 million in purchases of property and equipment, partially offset by $71.6 million in proceeds from the maturities of securities.
During the year ended December 31, 2022, net cash used in investing activities was $25.7 million, resulting from $186.6 million in purchases of securities and $2.3 million in purchases of property and equipment, partially offset by $163.2 million in proceeds from the maturities of securities.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $0.4 million, primarily from proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
During the year ended December 31, 2022, net cash provided by financing activities was $0.6 million, primarily from proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Contractual Obligations and Commitments
For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 8, “Commitments and Contingencies” to the consolidated financial statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition results of operations are based upon our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses.
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
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, related bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, and allocated expenses for technology and facilities.
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
•Expected Term. The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. We do not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and have opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents and investments of $264.1 million as of December 31, 2023. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of December 31, 2023, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $2.3 million. Such change would only be realized if we sold the marketable securities prior to maturity.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nautilus Biotechnology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus Biotechnology, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2024
We have served as the Company’s auditor since 2020.

Nautilus Biotechnology, Inc. Consolidated Balance Sheets At December 31, 2023 and 2022

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,397	$114,523
Short-term investments	154,021	69,948
Prepaid expenses and other current assets	3,419	2,738
Total current assets	176,837	187,209
Property and equipment, net	4,267	3,700
Operating lease right-of-use assets	32,634	28,866
Long-term investments	90,647	129,169
Other long-term assets	1,180	1,108
Total assets	$305,565	$350,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,639	$1,272
Accrued expenses and other liabilities	3,945	3,528
Current portion of operating lease liability	3,538	1,991
Total current liabilities	9,122	6,791
Operating lease liability, net of current portion	31,090	28,337
Total liabilities	40,212	35,128

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of December 31, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 125,068,601 and 124,865,485 shares issued and outstanding as of December 31, 2023 and 2022, respectively	13	12
Additional paid-in capital	467,834	455,330
Accumulated other comprehensive loss	(255)	(1,854)
Accumulated deficit	(202,239)	(138,564)
Total stockholders’ equity	265,353	314,924
Total liabilities and stockholders’ equity	$305,565	$350,052
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Operations Years Ended December 31, 2023 and 2022

(in thousands, except share and per share amounts)	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating expenses:
Research and development	$47,251	$37,672
General and administrative	28,901	25,946
Total operating expenses	76,152	63,618
Other income (expense):
Interest income	12,550	5,816
Other expense	(73)	(122)
Total other income	$12,477	$5,694
Net loss	$(63,675)	$(57,924)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,919,144	124,589,555
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Comprehensive Loss Years Ended December 31, 2023 and 2022

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(63,675)	$(57,924)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	1,599	(1,670)
Total other comprehensive income (loss)	1,599	(1,670)
Comprehensive loss	$(62,076)	$(59,594)
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2021	124,303,083	$12	$444,388	$(184)	$(80,640)	$363,576
Issuance of common stock upon exercise of vested stock options	463,207	—	330	—	—	330
Issuance of common stock under employee stock purchase plan	99,195	—	232	—	—	232
Stock-based compensation expense	—	—	10,380	—	—	10,380
Other comprehensive loss	—	—	—	(1,670)	—	(1,670)
Net loss	—	—	—	—	(57,924)	(57,924)
Balances at December 31, 2022	124,865,485	12	$455,330	$(1,854)	$(138,564)	$314,924
Issuance of common stock upon exercise of vested stock options	70,865	—	104	—	—	104
Issuance of common stock under employee stock purchase plan	132,251	1	263	—	—	264
Stock-based compensation expense	—	—	12,137	—	—	12,137
Other comprehensive income	—	—	—	1,599	—	1,599
Net loss	—	—	—	—	(63,675)	(63,675)
Balances at December 31, 2023	125,068,601	13	$467,834	$(255)	$(202,239)	$265,353

The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2023 and 2022

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities
Net loss	$(63,675)	$(57,924)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	12,137	10,380
Amortization of operating lease right-of-use assets	3,856	2,199
Depreciation	1,849	1,217
Amortization (accretion) of premiums (discount) on securities, net	(2,659)	(890)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(821)	756
Accounts payable	393	(561)
Accrued expenses and other liabilities	417	409
Operating lease liabilities	(3,208)	(1,392)
Net cash used in operating activities	(51,711)	(45,806)
Cash flows from investing activities
Purchases of securities	(112,892)	(186,591)
Purchases of property and equipment	(2,442)	(2,324)
Proceeds from maturities of securities	71,599	163,175
Net cash used in investing activities	(43,735)	(25,740)
Cash flows from financing activities
Proceeds from exercise of stock options	104	330
Proceeds from issuance of common stock under employee stock purchase plan	264	232
Net cash provided by financing activities	368	562
Net decrease in cash, cash equivalents and restricted cash	(95,078)	(70,984)

Cash, cash equivalents and restricted cash at beginning of period	115,477	186,461
Cash, cash equivalents and restricted cash at end of period	$20,399	$115,477

Supplementary cash flow information on non-cash activities:
Right-of-use assets obtained in exchange for operating lease liability	$7,623	$1,688
Acquisitions of property and equipment included in accounts payable	$148	$174
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
On June 9, 2021, Nautilus Biotechnology, Inc. a Delaware corporation (f/k/a ARYA Sciences Acquisition Corp. III, a Cayman Islands exempted company and the Company’s predecessor company (“ARYA”)), consummated the business combination (the “Business Combination”) pursuant to the terms of that certain Business Combination Agreement, dated as of February 7, 2021 (the “BCA”), by and among ARYA, Mako Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARYA (“Mako Merger Sub”), and Nautilus Subsidiary, Inc., a Delaware corporation (f/k/a Nautilus Biotechnology, Inc.) (“Legacy Nautilus”). As a result of the Business Combination, ARYA changed its name to “Nautilus Biotechnology, Inc.” and Mako Merger Sub merged with and into Legacy Nautilus with Legacy Nautilus surviving as the surviving company and becoming a wholly-owned subsidiary of ARYA (the “Merger” and, collectively with the other transactions described in the BCA, the “Reverse Recapitalization”).
In addition, in conjunction with the completion of the Business Combination, certain investors (“PIPE Investors”) subscribed for the purchase of an aggregate of 20,000,000 shares of common stock of the Company (“New Nautilus Common Stock”) at a price of $10.00 per share for aggregate gross proceeds of $200.0 million (“PIPE Financing”).
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission. The accompanying financial statements are consolidated for the years ended December 31, 2023 and 2022 and include the accounts of Nautilus Biotechnology, Inc. and its wholly-owned subsidiary, Nautilus Subsidiary, Inc. All intercompany transactions and balances have been eliminated upon consolidation. The Company’s reporting currency is the U.S. dollar. Certain prior period amounts were reclassified to conform to the current year presentation in Note 6, “Income Taxes.”
Going Concern
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2023, the Company had an accumulated deficit of $202.2 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $173.4 million as of December 31, 2023. As of the date on which these consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
The Company is subject to risks similar to those of pre-clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of negative global and national

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
events and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, bonuses, stock-based compensation, and employee benefits for product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, and allocated expenses for technology and facilities.
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
Stock-based Compensation
The Company accounts for stock-based compensation expense by calculating the estimated fair value of each employee and non-employee award at the grant date or modification date by applying the Black-Scholes option pricing model (the “model”). The model utilizes the NASDAQ closing price of the Company’s common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and expected dividend yield of the common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
recognized in the period in which the forfeiture occurs. The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award’s recipient’s service payments are classified. The Company’s stock-based compensation programs include stock options grants, as well as shares issued under its 2021 Employee Stock Purchase Plan.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the years ended December 31, 2023 and 2022, unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net loss per share calculation, stock options and shares to be purchased from the Employee Stock Purchase Plan are considered to be potentially dilutive securities. The net loss is attributed entirely to the Company’s common stockholders. Since the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which amends existing guidance on segment reporting to improve reportable

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU is effective for the Company for the fiscal year ending December 31, 2024 and for interim periods beginning after December 31, 2024. The Company is in the process of evaluating the impact of the adoption of this Accounting Standards Update on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for the Company for the fiscal year ending December 31, 2025. The Company is in the process of evaluating the impact of the adoption of this Accounting Standards Update on its consolidated financial statements and related disclosures. The Company does not anticipate adoption to have a material impact on its consolidated financial statements and related disclosures.
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of December 31, 2023 and 2022:

(in thousands)		Gross Unrealized			Reported as:
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	590	—	—	590	590	—	—
U.S. treasury securities	74,115	104	(247)	73,972	—	50,638	23,334
Total Level 1	74,705	104	(247)	74,562	590	50,638	23,334
Level 2
Commercial paper	18,653	—	(9)	18,644	18,644	—	—
Corporate debt securities	6,950	—	(37)	6,913	—	6,913	—
Agency securities	163,849	358	(424)	163,783	—	96,470	67,313
Total Level 2	189,452	358	(470)	189,340	18,644	103,383	67,313
Total Level 1 and Level 2	$264,157	$462	$(717)	$263,902	$19,234	$154,021	$90,647

(in thousands)		Gross Unrealized			Reported as:
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	1,121	—	—	1,121	1,121	—	—
U.S. treasury securities	52,686	4	(774)	51,916	—	2,873	49,043
Total Level 1	53,807	4	(774)	53,037	1,121	2,873	49,043
Level 2
Commercial paper	156,419	3	(266)	156,156	113,402	42,754	—
Corporate debt securities	14,154	—	(71)	14,083	—	7,224	6,859
Agency securities	91,114	33	(783)	90,364	—	17,097	73,267
Total Level 2	261,687	36	(1,120)	260,603	113,402	67,075	80,126
Total Level 1 and Level 2	$315,494	$40	$(1,894)	$313,640	$114,523	$69,948	$129,169

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2023	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$85	$20,408	$162	$30,230	$247	$50,638
Commercial paper	9	18,644	—	—	9	18,644
Corporate debt securities	37	6,913	—	—	37	6,913
Agency securities	229	85,039	195	25,704	424	110,743
Total	$360	$131,004	$357	$55,934	$717	$186,938

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2022	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$774	$49,114	$—	$—	$774	$49,114
Commercial paper	266	151,354	—	—	266	151,354
Corporate debt securities	14	6,859	57	7,224	71	14,083
Agency securities	670	50,531	113	8,887	783	59,418
Total	$1,724	$257,858	$170	$16,111	$1,894	$273,969
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and has no loss expectation for these investments. The Company also reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the years ended December 31, 2023 and 2022, and had no allowance for credit losses as of December 31, 2023.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
4.     Composition of Certain Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Laboratory equipment	$6,337	$4,892
Leasehold improvements	118	13
Computer hardware	222	166
Furniture, fixtures and office equipment	324	25
Prototype equipment	996	332
Construction in progress	904	1,235
	8,901	6,663
Less: Accumulated depreciation	(4,634)	(2,963)
Total	$4,267	$3,700
The Company recorded $1.8 million and $1.2 million of depreciation expense for the years ended December 31, 2023 and 2022, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Employee compensation	$2,590	$1,669
Accrued research and development	731	970
Accrued professional and consulting fees	245	451
Other	379	438
Total	3,945	3,528
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	19,397	114,523
Restricted cash included in other long-term assets (Note 8)	1,002	954
Total	20,399	115,477
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of December 31, 2023, and $0.9 million of restricted cash and $0.2 million of deposits as of December 31, 2022.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
5.     Common Stock
There were 125,068,601 shares issued and outstanding as of December 31, 2023.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	December 31, 2023	December 31, 2022
Shares available for grant under 2021 Equity Incentive Plan	20,279,560	17,298,043
Stock options issued and outstanding	14,676,335	11,485,443
Shares available for grant under 2021 Employee Stock Purchase Plan	3,505,138	2,388,735
Total shares of common stock reserved	38,461,033	31,172,221
6.     Income Taxes
The Company is liable for income taxes in the United States. For the years ended December 31, 2023 and 2022, the Company did not have any income for income tax purposes and therefore, no tax liability or expense has been recorded in these financial statements. The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.
A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax provision is approximately as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Federal income tax at statutory rate	$(13,372)	$(12,164)
State income tax, net of federal benefit	(4,027)	(3,126)
Equity-based Compensation	2,423	290
Tax credits generated in current year	(2,075)	(2,607)
Valuation allowance change	17,011	17,127
Other	40	480
Total	$—	$—
As of December 31, 2023, the Company had federal net operating loss carryforwards of $0.5 million that begin to expire in 2037 and federal net operating loss carryforwards of $70.6 million that arose after the 2017 tax year that will carryforward indefinitely and will be subject to the 80% of taxable income limitation. The Company has state net operating loss carryforwards of $95.5 million that will begin to expire in 2037.
As of December 31, 2023, the Company had research and development tax credit carryover of $6.8 million and $4.7 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2039. The California credits can be carried forward indefinitely.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of revenue since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, the Company has provided a full valuation allowance against the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
net deferred tax assets. The valuation allowance increased by $17.0 million during the year ended December 31, 2023. Management reevaluates the positive and negative evidence at each reporting period.
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Depreciation and amortization	$6,508	$11,142
Capitalized research and development	16,502	7,607
Loss carryforwards	21,617	12,402
Lease liabilities	9,213	8,005
Tax credit carryforwards	8,438	5,408
Equity-based compensation	4,196	4,015
Other accruals and reserves	424	246
Total deferred tax assets	66,898	48,825
Valuation allowance for deferred tax assets	(58,215)	(41,205)
Total deferred tax assets, net of valuation allowance	$8,683	$7,620

Deferred tax liability
Right-of-use assets	(8,683)	(7,620)
Net deferred tax assets (liability)	$—	$—
The Company began to file income tax returns in the United States in 2017. All tax years are open to examination.
The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $16.5 million as of December 31, 2023.
A valuation allowance of $58.2 million and $41.2 million at December 31, 2023 and 2022, respectively, has been recognized to offset net deferred tax assets where realization of such net deferred tax assets is determined to be more likely than not to not be realized. The valuation allowance increased by $17.0 million in 2023 and increased by $17.1 million in 2022, which was primarily due to changes in our deferred tax asset balances. The increases in the valuation allowance in 2023 and 2022 was primarily due to the net operating loss and tax credit generation, capitalized research and development expense and share-based compensation.
The Company had an unrecognized tax benefit balance of $2.4 million and $1.5 million related to research and development credits and California net operating loss carryforward as of December 31, 2023 and 2022, respectively. No amount of unrecognized tax benefits as of December 31, 2023, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would be reduced to $0 by a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendars years ending 2017 forward for federal and state purposes.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$1,544	$837
Increase based on current year tax positions	812	616
Increase for prior year tax positions	9	91
Ending balance	$2,365	$1,544
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
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2023, 20,279,560 and 3,505,138 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
The first offering period was from October 1, 2021 through June 1, 2022. For subsequent offering periods, the Company offers a six month purchase period. During the years ended December 31, 2023 and 2022, 132,251 and 99,195 shares of common stock, respectively, were purchased under the 2021 ESPP.
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, non-employee directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
2017 Equity Incentive Plan
At the time of adoption of the 2021 Plan and the 2021 ESPP, no further awards will be granted under the 2017 Equity Incentive Plan (“2017 Plan”). Stock-based awards forfeited or cancelled from the 2017 Plan are returned to the pool of shares of Common Stock available for issuance under the 2021 Plan.
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected term (in years)	5.3 - 6.4	5.3 - 6.1
Expected volatility	102.7% - 107.5%	105.2% - 110.4%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	3.5% - 4.8%	1.7% - 4.4%
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
The following table summarizes option award activity during the year ended December 31, 2023:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	11,485,443	$4.12
Granted	4,009,775	$2.42
Exercised	(70,865)	$1.46
Forfeited	(748,018)	$4.97
Outstanding as of December 31, 2023	14,676,335	$3.63	7.8	$11,451
Options vested and expected to vest as of December 31, 2023	14,676,335	$3.63
Vested and exercisable at December 31, 2023	7,488,649	$3.90	7.1	$7,366
As of December 31, 2023, there was $19.1 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.1 years. The total intrinsic value of options exercised during the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
years ended December 31, 2023 and 2022 was $0.1 million and $1.2 million, respectively. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.98 and $2.98 per share, respectively.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options and ESPP included in the Company’s consolidated statements of operations:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Research and development	$4,199	$3,840
General and administrative	7,938	6,540
Total stock-based compensation expense	$12,137	$10,380
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2023 as the Company had not yet received the related goods or services. As of December 31, 2023, the Company had open purchase commitments for goods and services of $2.5 million, of which $1.8 million are expected to be received through the next 12 months.
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business where the expense, distraction and/or the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. The Company filed suit in the United States District Court for the Northern District of California against Somalogic (now known as Standard Biotools, Inc.), and the California Institute of Technology seeking declaratory judgment that the Company does not infringe any claims of the ‘793 Patent, allegedly licensed from the California Institute of Technology through Somalogic’s purchase of Palamedrix, Inc. While the Company believes that it will be able to prevail as to its claims in this litigation, the Company may incur significant expense and management distraction in prosecuting this litigation. Moreover, notwithstanding management’s belief as to the strength of our claims in this matter, litigation generally, and patent litigation in particular, can be unpredictable. As such, management cannot be certain that the Company will prevail in this litigation.
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, San Carlos, California, and San Diego, California.
Seattle Lease
In July 2021, the Company entered into a 7-year non-cancellable operating lease, which commenced in August 2021, for office space in Seattle, Washington. Total non-cancellable payments under this lease aggregate $4.5 million through June 2028.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
The components of lease costs which were included in operating expenses in the consolidated statements of operations were as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Fixed operating lease costs	$6,893	$4,751
Variable operating lease costs	2,432	1,655
Short-term lease costs	—	25
Total lease costs	$9,325	$6,431
For the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $6.2 million and $3.9 million, respectively.
As of December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 6.7 years and 9.1%, respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2023:

(in thousands)
Year Ended December 31,	Lease Obligations
2024	6,414
2025	7,186
2026	6,878
2027	6,893
2028 and thereafter	19,028
Total future minimum lease payments	46,399
Less: Imputed interest	(11,771)
Total operating lease liabilities	$34,628
Guarantees and Indemnifications
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022:

(in thousands, except share and per share data)	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net loss attributable to common stockholders	$(63,675)	$(57,924)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,919,144	124,589,555
Net loss per share attributable to common stockholders, basic and diluted:	$(0.51)	$(0.46)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Options to purchase common stock	14,676,335	11,485,443
Employee stock purchase plan	141,720	63,246
Total potentially dilutive common share equivalents	14,818,055	11,548,689

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our board of directors currently consists of nine directors, seven of whom are independent under the listing standards of The Nasdaq Stock Market LLC, or Nasdaq. Our board of directors is divided into three classes with staggered three-year terms. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.
The following table sets forth the names, ages as of February 28, 2024, and certain other information for each of our current directors:

Name	Age	Position(s)
Sujal Patel	49	Chief Executive Officer, President, Secretary and Director
Parag Mallick	47	Chief Scientist and Director
Farzad Nazem (2)	62	Director
Karen Akinsanya(3)	56	Director
Matthew L. Posard (1) (2)	56	Chairperson
Matthew McIlwain (1) (3)	59	Director
Melissa Epperly (1)	46	Director
Michael Altman (2)	42	Director
Vijay Pande (3)	53	Director
___________________

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and governance committee

Sujal Patel. Sujal Patel has served as our Chief Executive Officer, President, Secretary and a member of our board of directors since June 2021. Mr. Patel co-founded Legacy Nautilus and served as its Chief Executive Officer and a member of its board of directors from January 2017 through the closing of the Business Combination. Previously, from January 2001 to December 2010, Mr. Patel founded and served in various executive positions at Isilon Systems, Inc., an enterprise data storage company, including as Chief Executive Officer from 2007 until Isilon Systems was acquired by EMC Corporation, an enterprise storage systems and software company, in December 2010. Following the acquisition, Mr. Patel served as the President of EMC’s Isilon Storage Division until October 2012. Mr. Patel has been a Strategic Director at Madrona Venture Group, a Seattle venture capital firm, since January 2015. Mr. Patel holds a B.S. in Computer Science from the University of Maryland, College Park.
We believe Mr. Patel is qualified to serve on our board of directors because of his deep knowledge of our business, and strategy, and his extensive executive leadership and operational experience.
Parag Mallick. Parag Mallick has served as our Chief Scientist and a member of our board of directors since June 2021. Dr. Mallick co-founded Legacy Nautilus and served as its Chief Scientist and a member of its board of directors from December 2016 through the closing of the Business Combination. Dr. Mallick served as Assistant Professor at Stanford University from 2011 to 2017 and as Associate Professor at Stanford University from 2017 to the present. Previously, he served as Adjunct Assistant Professor at the University of California, Los Angeles from 2005 to 2011 and at the University of Southern California from 2009 to 2011. Dr. Mallick served as Director of Clinical Proteomics at Cedars-Sinai from 2005 to 2009. Dr. Mallick completed his post-doctoral fellowship in clinical proteomics and systems biology at the Institute for Systems Biology from 2002 to 2004. Dr. Mallick holds a B.S. in Computer Science from Washington University in St. Louis and a Ph.D. in Chemistry and Biochemistry from the University of California, Los Angeles.
We believe Dr. Mallick is qualified to serve on our board of directors because of his scientific expertise and his deep understanding of our business, operations and strategy.

Farzad Nazem. Farzad Nazem has served on our board of directors since June 2021 and served on the Legacy Nautilus board of directors from June 2017 through the closing of the Business Combination. Mr. Nazem spent over 11 years at Yahoo! Inc., a web services provider, where he served as Chief Technology Officer, and over 10 years at Oracle Corporation, a database management company, where he spent time as Vice President of the Web and Media Server Division. Mr. Nazem holds a B.S. in Computer Science from California Polytechnic State University–San Luis Obispo.
We believe Mr. Nazem is qualified to serve on our board of directors because of his technical expertise, extensive industry background and management experience.
Karen Akinsanya. Karen Akinsanya has served on our board of directors since March 2022. Dr. Akinsanya has served as President of R&D, Therapeutics of Schrödinger, Inc. (NASDAQ: SDGR), a life sciences company, since February 2022, and its Executive Vice President and Chief Biomedical Scientist since January 2020 and previously served as its Senior Vice President and Chief Biomedical Scientist from April 2018 to December 2019. Prior to joining Schrödinger, Dr. Akinsanya spent 12 years at Merck & Co., Inc., or Merck, a pharmaceutical company, beginning in 2005, where she held a variety of positions across Merck Research Labs, including Associate Vice President, Early Scientific Assessment Lead, Business Development & Licensing from December 2013 to July 2017, Collaboration Lead and Executive Director, Cardiovascular Research from January 2010 to December 2013, and Associate Director of Clinical Pharmacology from October 2005 to December 2009. Prior to Merck, Dr. Akinsanya held a number of roles in drug discovery at Ferring Pharmaceuticals in the United Kingdom and the United States from 1997 to 2005. In 2007, Dr. Akinsanya founded Envision Science Group LLC, or Envision, a translational science consulting company, where she currently serves as President. Dr. Akinsanya provided consulting services on behalf of Envision to companies in the pharmaceutical industry between July 2017 and April 2018. Dr. Akinsanya received a B.Sc. in Biochemistry from Queen Mary College, University of London, a Ph.D. in Endocrine Physiology from the Imperial College and completed postdoctoral studies at the Ludwig Institute for Cancer Research, University College, London.
We believe Dr. Akinsanya is qualified to serve on our board of directors because of her extensive industry background and experience in the life sciences industry.
Matthew L. Posard. Matthew L. Posard has served on our board of directors and as Chairperson since June 2021 and served on the Legacy Nautilus board of directors from February 2019 through the closing of the Business Combination. Mr. Posard currently serves as Founding Partner at Explore-DNA, a life sciences and diagnostics consulting firm. Previously, Mr. Posard served as the President and Chief Commercial Officer of GenePeeks, Inc., a genetic information company, from February 2017 to April 2018, and as Executive Vice President and Chief Commercial Officer at Trovagene Inc. (now Cardiff Oncology, Inc.), an oncology therapeutics company, from March 2015 to April 2016. Mr. Posard also held multiple executive leadership roles at Illumina, Inc., a biotechnology company, from 2006 to 2015. Mr. Posard currently serves on multiple boards including Halozyme Therapeutics (NASDAQ: HALO), Talis Biomedical (NASDAQ: TLIS), and DermTech (NASDAQ CM: DMTK). Mr. Posard holds a B.A. in Management Science from the University of California, San Diego.
We believe Mr. Posard is qualified to serve on our board of directors because of his extensive experience as an executive and serving on various boards of directors of companies in the life sciences industry.
Matthew McIlwain. Matthew McIlwain has served on our board of directors since June 2021 and served on the Legacy Nautilus board of directors from January 2021 through the closing of the Business Combination. Mr. McIlwain currently serves as a Managing Director at Madrona Venture Group, a venture capital firm, a position he has held since June 2002, and joined as a Venture Partner in June 2000. Prior to joining Madrona Venture Group, Mr. McIlwain served as Vice President of Business Process at Genuine Parts Company from January 1996 to May 2000, a consultant at McKinsey & Company from August 1992 to December 1995, and in investment banking at Credit Suisse First Boston from July 1987 to July 1989. Mr. McIlwain currently serves as a director on the boards of directors of Smartsheet Inc. (NYSE: SMAR). Mr. McIlwain holds a B.A. in Government and Economics from Dartmouth College, an M.P.P. in Public Policy from Harvard University’s Kennedy School of Government, and an M.B.A. from Harvard Business School.
We believe Mr. McIlwain is qualified to serve on our board of directors due to his extensive industry background and experience investing in the technology and life sciences industry.
Melissa Epperly. Melissa Epperly has served on our board of directors since June 2021 and served on the Legacy Nautilus board of directors from January 2021 through the closing of the Business Combination. Ms. Epperly currently serves as Chief Financial Officer of Zentalis Pharmaceuticals, Inc. (NASDAQ: ZNTL), a clinical-stage cancer company, a position she has held since September 2019. From June 2018 to August 2019, Ms. Epperly served as Chief Financial Officer of PsiOxus Therapeutics Ltd., a clinical-stage gene therapy cancer company, where she led the company’s financial operations. Prior to joining PsiOxus, Ms. Epperly served as Chief Financial Officer and Head of Business Development at R-Pharm US, a commercial-stage oncology company, from October 2015 to June 2018, where she led the company’s financial operations and business development. Ms. Epperly served as a Director at Anchorage Capital Group, a credit-focused hedge fund, from August 2012 to

September 2015. Previously, Ms. Epperly was a Vice President at Goldman Sachs in equity research in New York and London, a management consultant with Bain & Company, and a healthcare investment banker at Morgan Stanley. Ms. Epperly currently serves on the board of directors of Kinnate Biopharma Inc. (NASDAQ: KNTE) and Roivant Sciences Ltd (NASDAQ: ROIV). Ms. Epperly holds a B.A. in Biochemisty and Economics from the University of Virginia and an M.B.A from Harvard Business School.
We believe Ms. Epperly is qualified to serve on our board of directors because of her extensive experience as a senior financing executive in the life sciences industry.
Michael Altman. Michael Altman, CFA, has served on our board of directors since June 2021 and served on the ARYA board of directors from inception until the closing of the Business Combination. Mr. Altman also served as ARYA’s Chief Financial Officer from inception until the closing of the Business Combination. Mr. Altman has served as a Managing Director on the investment team of Perceptive Advisors since 2007, and is a member of the internal investment committee of Perceptive Advisors’ credit opportunities fund. Mr. Altman’s focus is on medical devices, diagnostics, digital health and specialty pharmaceuticals. Mr. Altman also serves on the board of directors of Lyra Therapeutics (Nasdaq: LYRA), which is a portfolio company of Perceptive Advisors. Mr. Altman also serves as the Chief Financial Officer and on the board of directors of ARYA Sciences Acquisition Corp IV (Nasdaq: ARYD) and ARYA Sciences Acquisition Corp V (Nasdaq: ARYE). Mr. Altman graduated from the University of Vermont with a BS in Business Administration.
We believe Mr. Altman is qualified to serve on our board of directors because of his broad operational and transactional experience.
Vijay Pande. Vijay Pande has served on our board of directors since June 2021, and served on the Legacy Nautilus board of directors from May 2018 through the closing of the Business Combination. Since September 2015, Dr. Pande has served as a general partner at Andreessen Horowitz, a venture capital fund, where he focuses on investments in biopharma and healthcare companies. From October 1999 to February 2019, Dr. Pande served as founding director of Folding@home, a distributed computing project for disease research. Dr. Pande holds a B.S. in Physics from Princeton University and a Ph.D. in Physics from Massachusetts Institute of Technology.
We believe Dr. Pande is qualified to serve on our board of directors because of his extensive industry experience and board experience with healthcare companies.
Executive Officers
The following table sets forth certain information about our executive officers as of February 28, 2024.

Name	Age	Position
Sujal Patel	49	Chief Executive Officer, President, Secretary and Director
Parag Mallick	47	Chief Scientist and Director
Anna Mowry	46	Chief Financial Officer and Treasurer
Nick Nelson	41	Chief Business Officer and Senior Vice President, Business Development
Subra Sankar	64	Senior Vice President, Product Development
Matthew Murphy	59	General Counsel
Gwen Weld	66	Chief People Officer
Mary Godwin	65	Senior Vice President, Operations
For the biography of each of Mr. Patel and Dr. Mallick, please see “Directors, Executive Officers and Corporate Governance – Board of Directors.”
Anna Mowry. Anna Mowry has served as our Chief Financial Officer and Treasurer since June 2021. Ms. Mowry served as Legacy Nautilus’ Chief Financial Officer and Treasurer from January 2021 through the closing of the Business Combination. Previously, Ms. Mowry served as Vice President of Finance and Operations at Igneous, Inc., an unstructured data management solutions company, from April 2018 to December 2020. From August 2014 to March 2018, Ms. Mowry served at ExtraHop Networks, Inc., a cloud-native network detection and response company, initially as Director of Finance and subsequently, as Senior Director of Finance and Sales Operations. From January 2014 to July 2014, Ms. Mowry served as Senior Manager of Worldwide Operations, Commercial Sales at Amazon Web Services, a provider of cloud computing services. Ms. Mowry held a variety of finance and operational roles at Isilon Systems, an enterprise data storage company, from November 2006 until Isilon Systems was acquired by EMC Corporation, an enterprise storage systems and software company, in December 2010. Following the acquisition, Ms. Mowry served as Director of Sales Finance and Operation of EMC’s Isilon Storage Division until December 2013. Ms. Mowry holds a B.S. in Biochemistry from Western Washington University and a master’s in business administration in finance from the University of Washington.

Nick Nelson. Nick Nelson has served as our Chief Business Officer and Senior Vice President, Business Development since June 2021. Mr Nelson served as Legacy Nautilus’ Chief Business Officer and Senior Vice President, Business Development from October 2020 through the closing of the Business Combination. Previously, Mr. Nelson served as Chief Business Officer and Senior Vice President at Caris Life Sciences, Inc., an oncology precision medicine diagnostic company, from May 2018 to July 2020. Prior to Caris, Mr. Nelson served as Vice President of Corporate Development at Trovagene, Inc. (now Cardiff Oncology, Inc.), an oncology diagnostic and therapeutics company, from March 2015 to May 2018. Prior to joining Trovagene, Mr. Nelson spent 10 years at Illumina, Inc., a biotechnology company, in positions spanning research and development, technical service, sales, market development and business management. Mr. Nelson holds a B.S. in Cellular and Molecular Biology from San Diego State University.
Subra Sankar. Subra Sankar has served as our Senior Vice President, Product Development since June 2021. Dr. Sankar served as Legacy Nautilus’ Senior Vice President, Product Development from December 2020 through the closing of the Business Combination. Previously, Dr. Sankar served at GenapSys Inc., a DNA sequencing technology company, as Senior Vice President, Product Development from November 2019 to December 2020 and Vice President, Product Development from July 2015 to November 2019. Prior to joining GenapSys, Dr. Sankar served as the Vice President, Engineering and Development at LumaSense Technologies, Inc., a temperature and gas sensing solutions company, from January 2014 to July 2015. Dr. Sankar holds a B.Tech. in Aeronautical Engineering from the Indian Institute of Technology, Madras, India, a Master of Science degree in Aerospace Engineering from Georgia Institute of Technology, a Ph.D. in Aerospace Engineering from Georgia Institute of Technology, and a Master of Business Administration degree from Haas School of Business, University of California, Berkeley.
Matthew Murphy. Matthew Murphy has served as our General Counsel since June 2021. Mr. Murphy served as Legacy Nautilus’ General Counsel from April 2021 through the closing of the Business Combination. Prior to joining us, from August 2020 to March 2021, Mr. Murphy provided advisory services to various life sciences companies and, from July 2018 to August 2020, Mr. Murphy served as a Strategic Consultant and Consulting General Counsel to various life sciences and technology companies. From August 2016 to July 2018, Mr. Murphy served as General Counsel at BioElectron Technology Corporation, a clinical-stage biotechnology company. From February 2014 to July 2016, Mr. Murphy served as Vice President, General Counsel and Secretary at 10X Genomics, Inc., a biotechnology company that designs and manufactures gene sequencing technology used in scientific research. Mr. Murphy also previously served in Vice President and General Counsel roles at various companies including Siluria Technologies, Inc. and Pacific Biosciences of California, Inc. Mr. Murphy holds a B.S. in Fermentation Science from the University of California at Davis and a J.D. from the University of San Francisco School of Law.
Gwen Weld. Gwen Weld has served as our Chief People Officer since April 2022. Ms. Weld served as a human resources consultant for us and Legacy Nautilus from September 2020 to April 2022. Prior to joining us, from April 2019 to April 2022, Ms. Weld served as Interim Chief People Officer at Amperity, a software company. From April 2021 to April 2022, Ms. Weld served as a human resources consultant for OctoML, a software development company. From June 2006 to December 2011, Ms. Weld served as Vice President of Global People and Infrastructure at Isilon Systems, an enterprise data storage company, and previously served as General Manager of Human Resources at Microsoft Corporation, a technology company, for nearly twenty years, leading Microsoft’s human resources agenda for its various groups and overseeing worldwide recruiting and alternative staffing. Ms. Weld studied business administration at Pace University.
Mary Godwin. Mary Godwin has served as our Senior Vice President, Operations since July 2022. Ms. Godwin previously served as our Vice President, Operations from January 2020 to June 2022. Prior to joining us, from January 2014 to November 2018, Ms. Godwin served as Vice President, Operations at Qumulo, Inc., a data storage company. Ms. Godwin holds a B.S. in Plastics Engineering from the University of Massachusetts, Lowell and a Master of Business Administration degree from Santa Clara University.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Director Independence
Our common stock is listed on Nasdaq. As a company listed on Nasdaq, we are required under Nasdaq listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and governance committees be independent.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Nasdaq listing rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and Nasdaq listing rules applicable to compensation committee members.
Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that none of Mr. Pande, Mr. Altman, Mr. Nazem, Mr. McIlwain, Ms. Epperly, Mr. Posard and Ms. Akinsanya, representing seven of our nine directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq. Sujal Patel is not considered an independent director because of his position as our Chief Executive Officer, President and Secretary and Parag Mallick is not considered an independent director because of his position as our Chief Scientist.
In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Transactions, and Director Independence.”
Board Leadership Structure
Our corporate governance framework provides our board flexibility to determine the appropriate leadership structure for the company, and whether the roles of chairperson and chief executive officer should be separated or combined. In making this determination, our board considers many factors, including the needs of the business, our board’s assessment of its leadership needs from time to time and the best interests of our stockholders. If the role of chairperson is filled by a director who does not qualify as an independent director, then our corporate governance guidelines provide that one of our independent directors may serve as our lead independent director.
Our board believes that it is currently appropriate to separate the roles of chairperson and chief executive officer. The chief executive officer is responsible for day-to-day leadership, while our chairperson, along with the rest of our independent directors, ensures that our board’s time and attention is focused on providing independent oversight of management and matters critical to our company. The board believes that Mr. Posard’s deep knowledge of the company and industry, as well as strong leadership and governance experience, enable Mr. Posard to lead our board effectively and independently.
Role of Board in Risk Oversight Process
One of the key functions of our board of directors is informed oversight of the risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss major financial risk exposures as well as risks and exposures associated with cybersecurity, information security and privacy matters, and the steps our management takes to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee is responsible for overseeing the management of risks relating to executive compensation plans and arrangements. The compensation committee also assesses and monitors whether compensation plans, policies and programs comply with applicable legal and regulatory requirements.
Board Committees
Our board of directors has established the following standing committees of the board: audit committee; compensation committee; and nominating and governance committee. The composition and responsibilities of each of the committees of our board of directors is described below.
Audit Committee
The current members of our audit committee are Ms. Epperly, Mr. McIlwain and Mr. Posard. Ms. Epperly is the chairperson of our audit committee. Our board of directors has determined that each member of our audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the listing standards of Nasdaq, and also meets the financial literacy requirements of the listing standards of Nasdaq. Our board of directors has determined that each of Ms. Epperly and Mr. McIlwain is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K. Our audit committee is responsible for, among other things:
•selecting, retaining, compensating, evaluating, overseeing and, where appropriate, terminating our independent registered public accounting firm;
•reviewing and approving the scope and plans for the audits and the audit fees and approving all non-audit and tax services to be performed by the independent auditor;
•evaluating the independence and qualifications of our independent registered public accounting firm;
•reviewing our financial statements, and discussing with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews;
•reviewing and discussing with management and our independent registered public accounting firm the quality and adequacy of our internal controls and our disclosure controls and procedures;
•discussing with management our procedures regarding the presentation of our financial information, and reviewing earnings press releases and guidance;
•overseeing the design, implementation and performance of our internal audit function, if any;
•setting hiring policies with regard to the hiring of employees and former employees of our independent auditor and overseeing compliance with such policies;
•reviewing, approving and monitoring related party transactions;
•reviewing and monitoring compliance with our code of business conduct and ethics, and reviewing conflicts of interest of our board members and officers;
•adopting and overseeing procedures to address complaints regarding accounting, internal accounting controls and auditing matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;
•reviewing and discussing with management and our independent auditor the adequacy and effectiveness of our legal, regulatory and ethical compliance programs; and
•reviewing and discussing with management and our independent auditor our guidelines and policies to identify, monitor and address enterprise risks, including major financial risks exposures and and risks and exposures associated with cybersecurity, information security and privacy matters.
Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our audit committee is available on our website at http://investors.nautilus.bio/. During 2023, our audit committee held four meetings.
Compensation Committee
The current members of our compensation committee are Mr. Posard, Mr. Altman and Mr. Nazem. Mr. Posard is the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:
•reviewing, approving or making recommendations to our board of directors regarding the compensation for our executive officers, including our chief executive officer;
•reviewing, approving and administering our employee benefit and equity incentive plans;
•establishing and reviewing the compensation plans and programs of our employees, and ensuring that they are consistent with our general compensation strategy;
•monitoring compliance with any stock ownership guidelines;

•approving or making recommendations to our board of directors regarding the creation or revision of any clawback policy; and
•making recommendations to our board of directors regarding non-employee director compensation.
Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our compensation committee is available on our website at http://investors.nautilus.bio/. During 2023, our compensation committee held four meetings.
Nominating and Governance Committee
The current members of our nominating and governance committee are Mr. McIlwain, Mr. Pande and Ms. Akinsanya. Mr. McIlwain is the chairperson of our nominating and governance committee. Our board of directors has determined that each member of our nominating and governance committee meets the requirements for independence for nominating and governance committee members under the listing standards of Nasdaq. Our nominating and governance committee is responsible for, among other things:
•reviewing and assessing and making recommendations to our board of directors regarding desired qualifications, expertise and characteristics sought of board members;
•identifying, evaluating, selecting or making recommendations to our board of directors regarding nominees for election to our board of directors;
•developing policies and procedures for considering stockholder nominees for election to our board of directors;
•reviewing our succession planning process for our chief executive officer and any other members of our executive management team;
•reviewing and making recommendations to our board of directors regarding the composition, organization and governance of our board of directors and its committees;
•reviewing and making recommendations to our board of directors regarding our corporate governance guidelines and corporate governance framework;
•overseeing director orientation for new directors and continuing education for our directors;
•overseeing the evaluation of the performance of our board of directors and its committees; and
•administering policies and procedures for communications with the non-management members of our board of directors.
Our nominating and governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our nominating and governance committee is available on our website at http://investors.nautilus.bio/. During 2023, our nominating and governance committee held four meetings.
Director Diversity
Our nominating and governance committee is committed to continuing to identify and recruit highly qualified director candidates with diverse experiences, perspectives, and backgrounds to join our board of directors. The table below provides certain information regarding the composition of our board of directors. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f). As shown below in the board diversity matrix, the Company is currently in compliance with the diversity requirements of Nasdaq Rule 5605(f).

Board Diversity Matrix (as of February 28, 2024)

Board Size
Total Number of Directors	9
Part I: Gender Identity	Male	Female	Non-Binary	Did Not Disclose Gender
Number of directors based on gender identity	7	2
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	3
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	4	1
Two or More Races or Ethnicities		1
LGBTQ+
Did Not Disclose Demographic Background
Attendance at Board and Stockholder Meetings
During our fiscal year ended December 31, 2023, our board of directors held four meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors held during the period for which he or she was a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served as a director.
Although we do not have a formal policy regarding attendance by members of our board of directors at the annual meetings of stockholders, we encourage, but do not require, directors to attend. six members of our board of directors attended our 2023 annual meeting of stockholders.
Executive Sessions of Non-Employee Directors
To encourage and enhance communication among non-employee directors, and as required under applicable Nasdaq rules, our corporate governance guidelines provide that the non-employee directors will meet in executive sessions without management directors or management present on a periodic basis but no less than two times a year. In addition, if any of our non-employee directors are not independent directors, then our independent directors will also meet in executive session on a periodic basis but no less than two times a year.
Compensation Committee Interlocks and Insider Participation
During 2023, the members of our compensation committee were Mr. Posard, Mr. Altman and Mr. Nazem. None of the members of our compensation committee has ever been an executive officer or employee of Nautilus. Mr. Altman served as ARYA’s Chief Financial Officer and director from its inception until the closing of the Business Combination in 2021. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serves as a member of the board of directors or our compensation committee.

Considerations in Evaluating Director Nominees
Our nominating and governance committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election, our nominating and governance committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors and other director qualifications. While our board has not established minimum qualifications for board members, some of the factors that our nominating and governance committee considers in assessing director nominee qualifications include, without limitation, issues of character, professional ethics and integrity, judgment, business experience and diversity, and with respect to diversity, such factors as race, ethnicity, gender, differences in professional background, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that the board should be a diverse body, and the nominating and governance committee considers a broad range of perspectives, backgrounds and experiences.
If our nominating and governance committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management.
After completing its review and evaluation of director candidates, our nominating and governance committee recommends to our full board of directors the director nominees for selection. Our nominating and governance committee has discretion to decide which individuals to recommend for nomination as directors and our board of directors has the final authority in determining the selection of director candidates for nomination to our board.
Stockholder Recommendations and Nominations to our Board of Directors
Our nominating and governance committee will consider recommendations and nominations for candidates to our board of directors from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our amended and restated certificate of incorporation and amended and restated bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our nominating and governance committee will evaluate such recommendations in accordance with its charter, our bylaws and corporate governance guidelines and the director nominee criteria described above.
A stockholder that wants to recommend a candidate to our board of directors should direct the recommendation in writing by letter to our corporate secretary at Nautilus Biotechnology, Inc., 2701 Eastlake Avenue East, Seattle, Washington 98102, Attention: Corporate Secretary. Such recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and us and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate. Our nominating and governance committee has discretion to decide which individuals to recommend for nomination as directors.
Under our amended and restated bylaws, stockholders may also directly nominate persons for our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and the rules and regulations of the SEC, including but not limited to Rule 14a-8 and Rule 14a-19 under the Exchange Act, and should be sent in writing to our corporate secretary at the address above.
Communications with the Board of Directors
Stockholders and other interested parties wishing to communicate directly with our non-management directors, may do so by writing and sending the correspondence to our Chief Financial Officer or General Counsel by mail to our principal executive offices at Nautilus Biotechnology, Inc., 2701 Eastlake Avenue East, Seattle, Washington 98102. Our Chief Financial Officer or General Counsel, in consultation with appropriate directors as necessary, will review all incoming communications and screen for communications that (1) are solicitations for products and services, (2) relate to matters of a personal nature not relevant for our stockholders to act on or for our board to consider and (3) matters that are of a type that are improper or irrelevant to the functioning of our board or our business, for example, mass mailings, job inquiries and business solicitations. If appropriate, our Chief Financial Officer or General Counsel will route such communications to the appropriate director(s) or, if none is specified, then to the chairperson of the board or the lead independent director (if one is appointed). These policies and procedures do not apply to communications to non-management directors from our officers or directors who are stockholders or stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.

Policy Prohibiting Hedging or Pledging of Securities
Under our insider trading policy, our employees, including our executive officers, and the members of our board of directors are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to such individuals by us), (3) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted to them by us as part of their compensation or held, directly or indirectly, by them, (4) pledging any of our securities as collateral for any loans and (5) holding our securities in a margin account.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at http://investors.nautilus.bio/. We will post amendments to our code of business conduct and ethics or any waivers of our code of business conduct and ethics for directors and executive officers on the same website.
Director Compensation
Director Compensation Policy
Our board of directors reviews director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors.
In 2020, the compensation committee of the Legacy Nautilus board of directors retained Compensia, a third-party compensation consultant, to provide the Legacy Nautilus board of directors and its compensation committee with an analysis of publicly available market data regarding practices and compensation levels at comparable companies and assistance in determining compensation to be provided to our non-employee directors. Based on the discussions with and assistance from the compensation consultant, in connection with the Business Combination, our board of directors adopted an Outside Director Compensation Policy that provides for certain compensation to our non-employee directors. The Outside Director Compensation Policy originally became effective in connection with the closing of the Business Combination in June 2021, and was subsequently amended, effective as of February 15, 2023, to set upper limits on the number of shares of common stock subject to each Initial Award and Annual Award (as described below) granted under the policy.
Cash Compensation
The Outside Director Compensation Policy provides for the following cash compensation program for our non-employee directors:
•$40,000 per year for service as a non-employee director;
•$40,000 per year for service as non-employee chair of our board of directors;
•$20,000 per year for service as chair of our audit committee;
•$10,000 per year for service as a member of our audit committee;
•$14,000 per year for service as chair of our compensation committee;
•$7,000 per year for service as a member of our compensation committee;
•$10,000 per year for service as chair of our nominating and governance committee; and
•$5,000 per year for service as a member of our nominating and governance committee.
Each non-employee director who serves as a committee chair of our board of directors receives the cash retainer fee as the chair of the committee but not the cash retainer fee as a member of that committee, provided that the non-employee director who serves as the non-employee chair of our board of directors receives the annual retainer fees for such role as well as the annual retainer fee for service as a non-employee director. These fees to our non-employee directors are paid quarterly in arrears on a prorated basis. The above-listed fees for service as non-employee chair of our board of directors or a chair or member of any committee are payable in addition to the non-employee director retainer. Under our Outside Director Compensation Policy, we also reimburse our non-employee directors for reasonable travel expenses to attend meetings of our board of directors and its committees.
Equity Compensation
Initial Award. Pursuant to our Outside Director Compensation Policy, each person who first becomes a non-employee director after the effective date of such policy will receive, on the first trading day on or after the date that the person first becomes a non-employee director, an initial award of stock options to purchase shares of our common stock (the “Initial Award”). The Initial Award will cover a number of shares of common stock equal to the lesser of (a) such number of shares of common stock that results in the Initial Award having an aggregate grant date fair value (determined in accordance with U.S. GAAP) of $370,000 (but with any resulting fractional share rounded down to the nearest whole share), or (b) 90,000 shares of common stock. Prior to the amendment of the Outside Director Compensation Policy in February 2023, each Initial Award covered a number of shares of common stock that resulted in the Initial Award having an aggregate grant date fair value (determined in accordance with U.S. GAAP) of $370,000. Each Initial Award will be scheduled to vest in equal installments as to 1/36th of the shares of our common stock subject to the Initial Award on a monthly basis following the Initial Award’s grant date, on the same day of the month as the grant date, subject to continued service to us through the applicable vesting dates. If the person was a member of our board of directors and also an employee, then becoming a non-employee director due to termination of employment will not entitle the person to an Initial Award.
Annual Award. Each non-employee director automatically will receive, on the first trading day immediately after the date of each annual meeting of our stockholders (an “Annual Meeting”) that occurs following the effective date of our Outside Director Compensation Policy, an annual award of stock options to purchase shares of our common stock (the “Annual Award”). Each Annual Award will cover a number of shares of common stock equal to the lesser of (a) such number of shares of common stock that results in the Annual Award having an aggregate grant date fair value (determined in accordance with U.S. GAAP) of $185,000 (but with any resulting fractional share rounded down to the nearest whole share), or (b) 45,000 shares of our common stock, except if an individual began service as a non-employee director after the date of the Annual Meeting that occurred immediately prior to such Annual Meeting, then the Annual Award granted to such non-employee director will cover a number of shares of common stock determined in the manner previously described, but prorated based on the number of whole months that the individual served as a non-employee director prior to the Annual Award’s grant date during the 12 month period immediately preceding such Annual Meeting. Prior to the amendment of the Outside Director Compensation Policy in February 2023, each Annual Award covered a number of shares of common stock that resulted in the Annual Award having an aggregate grant date fair value (determined in accordance with U.S. GAAP) of $185,000, subject to the same proration as set forth above for any director that began service as a non-employee director after the date of the preceding Annual Meeting (or the Business Combination in the case of the first Annual Meeting thereafter). Each Annual Award will be scheduled to vest as to 1/12th of the shares of our common stock subject to such award on a monthly basis following the Annual Award’s grant date, on the same day of the month as the grant date, subject to continued service to us through the applicable vesting dates.
Change in Control. In the event of our change in control, as defined in the 2021 Equity Incentive Plan (“2021 Plan”), each non-employee director’s then outstanding equity awards covering shares of our common stock that were granted to him or her while a non-employee director will accelerate vesting in full, provided that he or she remains a non-employee director through the date of such change in control.
Other Award Terms. Each Initial Award and Annual Award will be granted under the 2021 Plan (or its successor plan, as applicable) and form of award agreement under such plan. These awards will have a maximum term to expiration of ten years from their grant and a per share exercise price equal to 100% of the fair market value of a share of our common stock on the award’s grant date.
Director Compensation Limits. Our Outside Director Compensation Policy and the 2021 Plan provide that in any fiscal year, a non-employee director may be paid cash compensation and granted equity awards with an aggregate value of no more than $1,000,000 (with the value of equity awards based on its grant date fair value determined in accordance with U.S. GAAP for purposes of this limit). Equity awards granted or other compensation provided to a non-employee director for services provided as an employee or consultant (other than a non-employee director), or provided before the closing of the Business Combination, will not count toward this annual limit.

Director Compensation for Fiscal Year 2023
The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2023 by non-employee directors. Neither Mr. Patel nor Dr. Mallick received any additional compensation for their service as a director in 2023. Mr. Patel and Dr. Mallick’s compensation as a named executive officer is set forth below under “— Summary Compensation Table.”

Name and principal position	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Karen Akinsanya(2)	45,000	142,976	187,976
Michael Altman(3)	47,000	142,976	189,976
Melissa Epperly(4)	60,000	142,976	202,976
Matthew McIlwain(5)	60,000	142,976	202,976
Farzad Nazem(6)	47,000	142,976	189,976
Vijay Pande(7)	45,000	142,976	187,976
Matthew Posard(8)	104,000	142,976	246,976
_________________

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2023, computed in accordance with FASB ASC 718. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	As of December 31, 2023, Ms. Akinsanya holds outstanding options to purchase 165,409 shares.
(3)	As of December 31, 2023, Mr. Altman holds outstanding options to purchase 175,902 shares.
(4)	As of December 31, 2023, Ms. Epperly holds outstanding options to purchase 204,028 shares.
(5)	As of December 31, 2023, Mr. McIlwain holds outstanding options to purchase 167,747 shares.
(6)	As of December 31, 2023, Mr. Nazem holds outstanding options to purchase 167,747 shares.
(7)	As of December 31, 2023, Mr. Pande holds outstanding options to purchase 167,747 shares.
(8)	As of December 31, 2023, Mr. Posard holds outstanding options to purchase 399,943 shares.
Item 11. Executive Compensation
To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving these goals.
We believe our compensation program should promote the success of the company and align executive incentives with the long-term interests of our stockholders. As our needs evolve, we intend to continue to evaluate our philosophy and compensation programs as circumstances require.
This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. As used in this section, “Nautilus,” the “Company,” “we,” “us” and “our” refer to Legacy Nautilus prior to the closing of the Business Combination and New Nautilus after the closing of the Business Combination.
Our board of directors, with input from our Chief Executive Officer (other than with respect to his own compensation), has historically determined the compensation for our named executive officers. The following table provides information regarding the compensation of our principal executive officer, our Chief Scientist, and our next most highly compensated executive officer who was serving as an executive officer as of December 31, 2023, the end of our last completed fiscal year. We refer to these executive officers in this Annual Report as our named executive officers. For the year ended December 31, 2023, our named executive officers were:
•Sujal Patel, Chief Executive Officer, President, and Secretary;
•Parag Mallick, Chief Scientist; and
•Anna Mowry, Chief Financial Officer and Treasurer.

Summary Compensation Table for the Fiscal Year Ended December 31, 2023
The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2023 and December 31, 2022.

Name and principal position	Year	Salary ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)		Total ($)
Sujal Patel
President, Chief Executive Officer and Secretary	2023	535,000	1,065,622	291,040	1,200	(3)	1,892,862
	2022	500,000	1,256,572	—	1,200	(3)	1,757,772
Parag Mallick
Chief Scientist	2023	420,000	459,037	142,800	—		1,021,837
	2022	400,000	879,600	—	—		1,279,600
Anna Mowry
Chief Financial Officer and Treasurer	2023	386,000	262,307	132,012	1,200	(3)	781,519
	2022	364,000	879,600	102,375	1,200	(3)	1,347,175
________________________

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2022 or 2023, computed in accordance with FASB ASC 718. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. For a discussion of valuation assumptions, see Note 7 to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)
These amounts represent performance-based cash bonuses paid under the Incentive Plan (as defined below) for the years ended December 31, 2023 and December 31, 2022, respectively, each of which was paid in the subsequent fiscal year. Each of Mr. Patel and Dr. Mallick voluntarily declined any payments under the Incentive Plan for the year ended December 31, 2022. If Mr. Patel and Dr. Mallick had received cash bonuses under the Incentive Plan based on the same determinations with respect to cash bonuses for our other NEOs, Mr. Patel would have received a payment of $125,000 and Dr. Mallick would have received a payment of $100,000. The Incentive Plan is more fully described below under the section titled “—Non-Equity Incentive Plan Compensation.”

(3)	The amounts reported represent $1,200 in parking benefits.
Equity Incentive Plan Compensation
We maintain the Executive Incentive Compensation Plan (the “Incentive Plan”), which allows our board of directors or compensation committee to grant incentive awards, generally payable in cash, to employees selected by our compensation committee, including our executive officers, based upon performance goals established by our compensation committee. In February 2023, our board of directors approved performance goals under the Incentive Plan for 2023 (the “2023 Bonus Plan”).
The performance goals under the 2023 Bonus Plan applied to each of our named executive officers and consisted of five financial or strategic goals with respect to Nautilus (or “corporate performance goals”) for the 2023 year related to certain profiling milestones, certain instrument and consumable operational and manufacturing readiness, certain commercial engagement, and financial metrics related to cash management. Each corporate performance goal was provided a specific weighting, and the extent of achievement of each such goal was expressed as a percentage (with 100% representing target achievement, provided that achievement could be higher or lower depending on actual performance) determined the payout with respect to the portion of the cash incentive opportunity allocated to such goal. Each of Mr. Patel and Dr. Mallick’s cash incentive opportunities for 2023 were based 100% on the corporate performance goals.
For Ms. Mowry, the 2023 Bonus Plan additionally provided for an individual performance component based on corporate and strategic objectives specific to Ms. Mowry as established by the compensation committee of our board of directors. Ms. Mowry’s total cash incentive opportunity for 2023 was based 75% on achievement of the corporate performance goals described above and 25% on individual performance achievement.
In February 2024, our board of directors completed a review of the Company’s performance against the corporate performance goals under the 2023 Bonus Plan. In its review, our board of directors evaluated the Company’s progress against these corporate performance goals, determining that certain goals were achieved or exceeded, that certain goals were not achieved, and that certain goals were partially achieved. Based upon this evaluation and application of the weightings, our board of directors approved payment of a cash bonus to each of Mr. Patel, Dr. Mallick and Ms. Mowry in amounts that resulted from 68% achievement of the corporate performance goals under the 2023 Bonus Plan, and, for Ms. Mowry only, in combination with her level of achievement of her individual performance component. Each cash bonus was paid to Mr. Patel, Dr. Mallick and Ms. Mowry in early 2024.
The amounts in the Summary Compensation Table under the column titled “Non-equity incentive plan compensation” for 2023 for each of Mr. Patel and Dr. Mallick is equal to 100% of his target bonus opportunity, multiplied by 68% for the corporate performance component, and for Ms. Mowry are equal to the sum of (i) 75% of her target bonus opportunity, multiplied by 68% for the corporate performance component, and (ii) 25% of her target bonus opportunity allocated to the individual performance component, multiplied by an aggregate achievement of 100% for 2023. For 2023, the cash incentive bonus under the 2023 Bonus Plan for our named executive officers was $291,040 for Mr. Patel, $142,800 for Dr. Mallick, and $132,012 for Ms. Mowry (of which $88,587 was paid out based on achievement of the corporate performance goals and $43,425 was paid out based on achievement of her individual performance goals).
Outstanding Equity Awards at Fiscal Year-End December 31, 2023
The following table sets forth certain information regarding equity awards granted to the named executive officers that remained outstanding as of December 31, 2023. The number of shares subject to each award granted prior to the Business Combination and, where applicable, the exercise price per share, reflect all changes as a result of our capitalization adjustments in connection with the Business Combination.

	Option Awards
Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)		Option exercise price ($) (2)	Option expiration date
Sujal Patel	1/31/2021	(3)	575,090	213,643	(4)	10.00	1/31/2031
	2/25/2022	(5)	183,333	216,667	(6)	3.78	2/25/2032
	2/27/2023	(5)	—	650,000	(8)	2.00	2/27/2033
Parag Mallick	1/31/2021	(3)	338,346	125,673	(4)	10.00	1/31/2031
	2/25/2022	(5)	128,333	151,667	(6)	3.78	2/25/2032
	2/27/2023	(5)	—	280,000	(8)	2.00	2/27/2033
Anna Mowry	12/3/2020	(3)	319,863	115,505	(7)	1.14	12/3/2030
	2/25/2022	(5)	128,333	151,667	(6)	3.78	2/25/2032
	2/27/2023	(5)	—	160,000	(8)	2.00	2/27/2033
________________________

(1)	The unvested portions of these awards may be subject to vesting acceleration under certain circumstances, described below under “—Potential Payments upon Termination or Change in Control.”
(2)
The stock option awards that were granted by Legacy Nautilus to Mr. Patel, Dr. Mallick and Ms. Mowry prior to the closing of the Business Combination were granted with a per share exercise price equal to the fair market value of one share of Legacy Nautilus Common Stock on the date of grant, as determined in good faith by Legacy Nautilus’ board of directors. The stock option granted following the closing of the Business Combination was granted with a per share exercise price equal to the closing price of the Company’s common stock in trading on the Nasdaq Global Select Market on the date of grant.

(3)	Option granted under and subject to the terms of the Legacy Nautilus 2017 Equity Incentive Plan (the “2017 Plan”).”
(4)
Twenty-five percent of the shares subject to this option vested on January 31, 2022, and one thirty-sixth (1/36th) of the remaining shares subject to this option shall vest each month thereafter, subject to the optionee continuing to be a service provider to Nautilus through each such date.

(5)	Option granted under and subject to the terms of the 2021 Plan.
(6)
Twenty-five percent of the shares subject to this option vested on February 25, 2023, and one thirty-sixth (1/36th) of the remaining shares subject to this option shall vest each month thereafter, subject to the optionee continuing to be a service provider to Nautilus through each such date.

(7)
13/49th of the shares subject to this option vested on December 3, 2021, and one forty-ninth (1/49th) of the shares subject to this option shall vest each month thereafter, subject to the optionee continuing to be a service provider to Nautilus through each such date.

(8)
Twenty-five percent of the shares subject to this option vested on February 27, 2024, and one thirty-sixth (1/36th) of the remaining shares subject to this option shall vest each month thereafter, subject to the optionee continuing to be a service provider to Nautilus through each such date.

Employment Arrangements with Named Executive Officers
Sujal Patel
We have entered into an amended and restated confirmatory employment letter with Mr. Patel, our Chief Executive Officer, effective as of July 31, 2023. The confirmatory employment letter has no specific term and provides that Mr. Patel is an at-will employee. The confirmatory employment letter superseded any prior agreements and understandings that Mr. Patel may have entered into concerning his employment relationship with us. For 2023, Mr. Patel’s annual base salary was $535,000 and he was eligible for a target annual cash bonus opportunity equal to 80% of his annual base salary. On February 13, 2024, our board of directors, upon recommendation of the compensation committee, determined not to adjust Mr. Patel’s base salary for 2024 and approved an increase in Mr. Patel’s cash bonus opportunity for 2024 to 85% of his annual base salary, effective retroactive to January 1, 2024.
Parag Mallick
We have entered into an amended and restated confirmatory employment letter with Dr. Mallick, our Chief Scientist, effective as of July 31, 2023. The confirmatory employment letter has no specific term and provides that Dr. Mallick is an at-will employee. The confirmatory employment letter superseded any prior agreements and understandings that Dr. Mallick may have entered into concerning his employment relationship with us. For 2023, Dr. Mallick’s annual base salary was $420,000 and he was eligible for a target annual cash bonus opportunity equal to 50% of his annual base salary. On February 13, 2024, our board of directors, upon recommendation of the compensation committee, determined not to adjust Dr. Mallick’s base salary for 2024 and approved an increase in Dr. Mallick’s target annual cash bonus opportunity for 2024 to 55% of his annual base salary, effective retroactive to January 1, 2024.
Anna Mowry
We have entered into an amended and restated confirmatory employment letter with Ms. Mowry, our Chief Financial Officer, effective as of July 31, 2023. The confirmatory employment letter has no specific term and provides that Ms. Mowry is an at-will employee. The confirmatory employment letter superseded any prior agreements and understandings that Ms. Mowry may have entered into concerning her employment relationship with us. For 2023, Ms. Mowry’s annual base salary was $386,000 and she was eligible for a target annual cash bonus opportunity equal to 45% of her annual base salary. On February 13, 2024, our board of directors, upon recommendation of the compensation committee, approved an increase in Ms. Mowry’s base salary to $400,000, and an increase in Ms. Mowry’s target annual cash bonus opportunity for 2024 to 50% of her annual base salary, both effective retroactive to January 1, 2024.
Equity Based Incentive Awards
Our equity-based incentive awards are designed to more closely align the interests of our stockholders with those of our employees and consultants, including our named executive officers. Our board of directors is responsible for approving equity grants to our employees and consultants, including our named executive officers. In 2023, stock option awards were the only form of equity awards we granted to our named executive officers. Following the closing of the Business Combination, we have granted equity incentive awards under the terms of our 2021 Equity Incentive Plan (the “2021 Plan”). Options under the 2021 Plan are granted with a per share exercise price equal to the closing price of a share of the Company’s common stock in trading on the Nasdaq Global Select Market on the date of grant.
Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “—Outstanding Equity Awards at Fiscal Year-End December 31, 2023” and “—Potential Payments Upon Termination or Change of Control.”
Potential Payments Upon Termination or Change of Control
Regardless of the manner in which a named executive officer’s service terminates, that named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation, as applicable.
Each of our named executive officers holds stock options granted subject to the general terms of the 2017 Plan or the 2021 Plan. Each such equity incentive plan generally provides that, in the event of a change in control (as defined in each such plan), equity awards will be treated as the administrator of such plan determines, provided that, in the event that the successor corporation does not assume or substitute for an equity award (or portion thereof), then the equity award (or portion thereof) not assumed or substituted for will fully vest and become fully exercisable and, with respect to awards subject to performance-based vesting, the performance goals will be deemed achieved at target levels, unless for equity awards granted under the 2021 Plan, such treatment is specifically provided otherwise by written agreement.

Each named executive officer is party to an amended and restated change in control and severance agreement (each, a “CIC Agreement”) entered into with us and Nautilus Subsidiary, Inc. (the “Employer”) in July 2023, which provides for certain severance and change in control benefits.
The Agreements replaced and superseded any prior agreements or arrangements providing such named executive officers with severance or change in control payments and benefits, including replacing and superseding the change in control and severance agreements previously entered into with such named executive officers.
The CIC Agreements have an initial term of three years commencing on July 31, 2023. On the three-year anniversary of the effective date of each CIC Agreement, the agreement will renew automatically for additional one year terms unless either party provides the other party with written notice of nonrenewal at least ninety (90) days prior to the date of automatic renewal. However, if a change in control (as defined in the applicable CIC Agreement) occurs when there are fewer than twelve months remaining during the initial term or during an additional term, the term of the CIC Agreement will extend automatically through the date that is twelve months following the date of the change in control.
The CIC Agreements provide that if, other than during the period beginning three months before a change in control through the one-year anniversary of a change in control, or the CIC Period, either (x) the named executive officer’s employment is terminated without cause (as defined in the CIC Agreement, and excluding by reason of his or her death or disability) or (y) the named executive officer resigns for good reason (as defined in the CIC Agreement), then the named executive officer will receive the following severance payments and benefits:
•A lump sum cash payment equal to 100% for Mr. Patel, or 50% for Dr. Mallick and Ms. Mowry, of the named executive officer’s base salary as in effect immediately before such termination; and
•Payment by us (or our applicable subsidiary) of the employer-paid portion of the premiums required for continued coverage pursuant to COBRA under the Employer’s group health, dental and vision care plans for the named executive officer and his or her eligible dependents for up to twelve months for Mr. Patel, or six months for Dr. Mallick and Ms. Mowry.
If, during the CIC Period, either (x) the named executive officer’s employment is terminated without cause (as defined in the CIC Agreement, and excluding by reason of his or her death or disability) or (y) the named executive officer resigns for good reason (as defined in the CIC Agreement), the named executive officer will receive the following severance payments and benefits:
•A lump sum cash payment equal to 150% for Mr. Patel, or 100% for Dr. Mallick and Ms. Mowry, of the named executive officer’s base salary as in effect immediately before such termination or if greater, the base salary in effect immediately before the change in control;
•A lump sum cash payment equal to 150% for Mr. Patel, or 100% for Dr. Mallick and Ms. Mowry, of the named executive officer’s target bonus opportunity as in effect immediately before such termination or if greater, the target bonus opportunity in effect immediately before the change in control;
•Payment by us (or our applicable subsidiary) of the employer-paid premiums required for continued coverage pursuant to COBRA under our (or our applicable subsidiary’s) group health, dental and vision care plans for the named executive officer and his or her eligible dependents for up to eighteen months for Mr. Patel, or twelve months for Dr. Mallick and Ms. Mowry; and
•100% accelerated vesting and exercisability of the outstanding and unvested equity awards (other than equity awards subject to performance-based vesting criteria) granted to the named executive officer.
Any severance payments and benefits under a CIC Agreement are subject to the named executive officer timely executing and not revoking a separation agreement and release of claims in favor of the Company and any of its subsidiaries (the “Company Group”). Each CIC Agreement provides that, if any of the amounts provided for under a CIC Agreement or otherwise payable to the named executive officer would constitute “parachute payments” within the meaning of Internal Revenue Code Section 280G and could be subject to the related excise tax, the named executive officer would receive (to the extent he or she is entitled to such receipt) either the full payment of benefits under the named executive officer’s CIC Agreement or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the named executive officer. The CIC Agreements do not provide for any tax gross-ups in connection with a change in control.
The following definitions generally apply for purposes of each CIC Agreement:

•“cause” generally means (a) a named executive officer’s failure to substantially perform his or her material duties and obligations as an employee (for reasons other than a named executive officer’s death or disability); (b) a named executive officer’s failure or refusal to comply with the policies, standards and regulations established by the Company Group from time to time; (c) any act of personal dishonesty, moral turpitude, fraud, embezzlement, misrepresentation, or other unlawful act committed by a named executive officer that results in harm to the Company or any other member of the Company Group, or any of their respective affiliates, including financial or reputational; (d) a named executive officer’s violation of a federal or state law or regulation applicable to the business of the Company or any other member of the Company Group, or any of their respective affiliates; (e) a named executive officer being convicted of, or entering a plea of nolo contendere or guilty to, a felony under the laws of the United States or its equivalent in the jurisdiction in which the act that constituted the felony occurred; (f) a named executive officer’s material breach of the terms of his or her applicable CIC Agreement or any other agreement between a named executive officer and any member of the Company Group (or any affiliate of the Company Group); or (g) the Company’s or the Employer’s economic duress or necessity. With respect to clauses (a) and (b) above only, a named executive officer will have 10 days to cure following written notice of a named executive officer’s failure or refusal to perform or comply.
•“change in control” generally means the first occurrence of any of the following events on or after the Effective Date:
◦A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of the Company that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of the Company; provided, however, the acquisition of additional stock by any one Person, who is considered to own more than 50% of the total voting power of the stock of the Company will not be considered a change in control; provided, further, that any change in the ownership of the stock of the Company as a result of a private financing of the Company that is approved by our board of directors also will not be considered a change in control. Further, if the stockholders of the Company immediately before such change in ownership continue to retain immediately after the change in ownership, in substantially the same proportions as their ownership of shares of the Company’s voting stock immediately prior to the change in ownership, direct or indirect beneficial ownership of 50% or more of the total voting power of the stock of the Company or of the ultimate parent entity of the Company, such event shall not be considered a change in control.
◦If the Company has a class of securities registered pursuant to Section 12 of the U.S. Securities Exchange Act of 1934, as amended, a change in the effective control of the Company which occurs on the date that a majority of members of the board of directors is replaced during any 12 month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors prior to the date of the appointment or election.
◦A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the 12 month period ending on the date of the most recent acquisition by such Person or Persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions; provided, however, that the following will not constitute a change in the ownership of a substantial portion of the Company’s assets: (a) a transfer to an entity that is controlled by the Company’s stockholders immediately after the transfer, or (b) a transfer of assets by the Company to: (i) a stockholder of the Company (immediately before the asset transfer) in exchange for or with respect to the Company’s stock, (ii) an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by the Company, (iii) a Person, that owns, directly or indirectly, 50% or more of the total value or voting power of all the outstanding stock of the Company, or (iv) an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a Person previously described in this definition.
•“disability” generally means total and permanent disability as defined in Section 22(e)(3) of the Internal Revenue Code.
•“good reason” generally means a named executive officer’s termination of his or her employment with the Company Group within 90 days following the expiration of the Company’s cure period (as defined below) following the occurrence of any of the following without a named executive officer’s written consent: (a) a material reduction in a named executive officer’s responsibilities, provided that neither a mere change in title nor reassignment following a change in control to a position that is substantially similar to the position held prior to the change in control will constitute a material reduction in job responsibilities; (b) relocation of a named executive officer’s principal work location to a principal work location more than 40 miles from a named executive officer’s principal work location immediately before such relocation; or (c) a reduction in a named executive officer then current base salary by at least 10%, provided that an across-the-board reduction in the salary level of all other similarly situated employees by the same percentage amount as part of a general salary level reduction will not constitute such a reduction under this clause (c). In order for an event to qualify as good reason, a named executive officer must not terminate his or her employment without first providing the Company Group with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days following the initial existence of the grounds for “good reason” and a cure period of 30 days following the date of such notice (the “cure period”).
Executive Incentive Compensation Plan
On June 9, 2021, we adopted the Incentive Plan. The Incentive Plan is administered by our board of directors or a committee appointed by our board of directors. The Incentive Plan allows us to grant incentive awards, generally payable in cash, to employees selected by the administrator, including our executive officers, based upon any performance goals that may be established by the administrator.
The administrator of the Incentive Plan, in its sole discretion and at any time prior to the actual payment of an award, may increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to any bonus pool for a particular performance period. The administrator may determine any such increase, reduction, or elimination on the basis of such factors as it deems relevant, and the administrator is not required to establish any allocation or weighting with respect to the factors it considers. Actual awards generally will be paid in cash (or its equivalent) only after they are earned, and, unless otherwise determined by the administrator, a participant must be employed with us through the date the actual award is paid. The administrator of the Incentive Plan may settle an actual award with a grant of an equity award under its then-current equity compensation plan, which equity award may have such terms and conditions, including vesting, as determined by the administrator. Payment of awards occurs as soon as administratively practicable after they are earned, but no later than the dates set forth in the Incentive Plan.
Awards under the Incentive Plan are subject to any clawback policy we or our parent or subsidiary corporations may establish or amend from time to time to comply with applicable laws, including without limitation, the listing standards of any national securities exchange or association on which our securities are listed. The administrator also may impose such other clawback, reduction, recovery, forfeiture, recoupment, reimbursement or reacquisition provisions with respect an award under the Incentive Plan as the administrator determines necessary or appropriate, including for example, reduction, cancellation, forfeiture or recoupment upon a termination of a participant’s status as an employee or other service provider for cause, or any specified action or inaction occurring before or after such termination of employment or other service, that would constitute cause for termination of a participant’s status as an employee or other service provider. Certain participants may be required to reimburse us for certain amounts paid under an award under the Incentive Plan in connection with certain accounting restatements we may be required to prepare due to our material noncompliance with any financial reporting requirements under applicable securities laws, as a result of misconduct.
The administrator of the Incentive Plan has the authority to amend, alter, suspend or terminate the Incentive Plan or any part of the Incentive Plan, at any time and for any reason, provided such action does not materially alter or materially impair the existing rights or obligations of any participant with respect to any earned awards. The Incentive Plan will remain in effect until terminated in accordance with its terms.
Compensation Recovery Policy
We have adopted a compensation recovery policy, effective as of October 2, 2023, that complies with the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Clawback Policy”). Subject to the terms of the Clawback Policy, the Clawback Policy requires us to recover certain cash or equity-based incentive compensation payments or awards made or granted to an executive officer in the event we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.
Benefits and Perquisites
We provide benefits to our executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short-and long-term disability insurance; a flexible spending account; and a tax-qualified Section 401(k) plan for which no match is provided by us. We do not maintain any executive-specific benefit or perquisite programs.

Retirement Benefits
We maintain a 401(k) retirement savings plan, for the benefit of employees, including our executive officers, who satisfy certain eligibility requirements. The 401(k) plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Internal Revenue Code and the applicable limits under the 401(k) plan, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. All of a participant’s contributions into the 401(k) plan are 100% vested when contributed. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. We do not provide a match for participants’ elective contributions to the 401(k) plan, nor do we provide to employees, including our executive officers, any other retirement benefits, including without limitation any tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.
Legacy Nautilus 2017 Equity Incentive Plan
The 2017 Plan allowed Legacy Nautilus to provide incentive stock options, within the meaning of Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units (each, an “award” and the recipient of such award, a “participant”) to any of Legacy Nautilus’ eligible employees, directors, and consultants of and any parent or subsidiary of Legacy Nautilus. The 2017 Plan was terminated as of one day prior to the closing of the Business Combination and we will not grant any additional awards under the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan and assumed by us at the closing of the Business Combination.
As of December 31, 2023, stock options covering 5,678,766 shares of Common Stock were outstanding under the 2017 Plan.
Purposes of the 2017 Plan
The purposes of the 2017 Plan were to attract and retain personnel for positions with us, any parent or subsidiary; to provide additional incentive to employees, directors, and consultants; and to promote the success of our business. These incentives were provided through the grant of equity awards, including stock options, as the administrator of the 2017 Plan determined.
Eligibility. The 2017 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Code, to Legacy Nautilus’ employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to any of Legacy Nautilus’ employees, directors and consultants and any of its parents or subsidiaries.
Plan Administration. The 2017 Plan is administered by our board of directors or one or more of its committees. Different committees may administer the 2017 Plan with respect to different service providers. The administrator has all authority and discretion necessary or appropriate to administer the 2017 Plan and to control its operation, including the authority to construe and interpret the terms of the 2017 Plan and the awards granted under the 2017 Plan. The administrator’s decisions are final and binding on all participants and any other persons holding awards.
The administrator’s powers under the 2017 Plan include the power to determine the fair market value of stock subject to awards granted under the 2017 Plan, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2017 Plan, determine the terms and conditions of awards (including, but not limited to, the exercise price, the time or times at which awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions, and any restriction or limitation regarding any award or the shares relating thereto), prescribe, amend and rescind rules relating to the 2017 Plan including creating sub-plans, modify or amend each award, and allow a participant to defer the receipt of payment of cash or the delivery of shares that otherwise would be due to such participant under an award. The administrator’s powers also include the power to institute an exchange program under which (i) outstanding awards are surrendered or cancelled in exchange for awards of the same type (which may have higher or lower exercise prices and different terms), awards of a different type and/or cash, (ii) participants would have the opportunity to transfer any outstanding awards to a financial institution or other person or entity selected by the administrator or (iii) the exercise price of an outstanding award is reduced or increased.
Stock Options. Stock options have been granted under the 2017 Plan. The exercise price of options granted under the 2017 Plan generally must be equal to at least 100% of the fair market value of a share of our Common Stock on the date of grant. The term of an option may not exceed ten years. With respect to any participant who owns more than 10% of the voting power of all classes of our (or any of its parent’s or subsidiary’s) outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the per share exercise price must equal at least 110% of the fair market value of a share of our Common Stock on the grant date. The administrator determines the methods of payment of the exercise price of an option, which may include cash, certain shares of our Common Stock, cashless exercise, net exercise, as well as other types of consideration permitted by applicable law. After the cessation of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement; provided generally that if such cessation is due to death or disability, the option will remain exercisable for at least six months and in all other cases, for at least 30 days, following the cessation of service. An option, however, may not be exercised later than the expiration of its term. Subject to the provisions of the 2017 Plan, the administrator determines the terms of options.
Non-Transferability of Awards. Unless the administrator provides otherwise, the 2017 Plan generally will not allow for the transfer of awards other than by will or the laws of descent and distribution, and only the recipient of an award may exercise an award during his or her lifetime. If the administrator makes an award transferable, such award will contain such additional terms and conditions as the administrator deems appropriate, subject to the limitations of the 2017 Plan.
Certain Adjustments. If any dividend or other distribution (whether in cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other of our securities, issuance of warrants or other rights to acquire our securities, other change in our corporate structure affecting the shares, or any similar equity restructuring transaction affecting the shares occurs, the administrator of the 2017 Plan, to prevent diminution or enlargement of the benefits or potential benefits intended to be provided under the 2017 Plan, will adjust the number and class of shares that may be delivered under the 2017 Plan and the number, class, and price of shares covered by each outstanding award. In the case of awards issued to California residents, the administrator will make such adjustments to an award required by Section 25102(o) of the California Corporations Code to the extent Nautilus is relying upon the exemption afforded thereby with respect to the award.
Dissolution or Liquidation. If there is a proposed liquidation or dissolution of our Company, the administrator will notify participants at such time before the effective date of such event as the administrator determines and all awards, to the extent that they have not been previously exercised, will terminate immediately before the consummation of such event.
Merger or Change or Control. The 2017 Plan provides that in the event of our merger or change in control, as defined in the 2017 Plan, each outstanding award will be treated as the administrator determines, without a participant’s consent. The administrator may provide that awards granted under the 2017 Plan will be assumed or substituted by substantially equivalent awards, be terminated immediately before the merger or change in control, become vested and exercisable or payable and be terminated in connection with the merger or change in control, be terminated in exchange for cash, other property or other consideration or any combination of the above. The administrator is not required to treat all awards, all awards held by a participant, or all awards of the same type, similarly.
In the event that the successor corporation does not assume or substitute for an award (or portion thereof), the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and restricted stock units will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met. In addition, if an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.
Amendment and Termination. As noted above, as of the day immediately prior to the closing of the Business Combination, the 2017 Plan terminated and we will not grant any additional awards under the 2017 Plan.
2021 Equity Incentive Plan
The following paragraphs provide a summary of the principal features of our 2021 Plan and its operation. However, this summary is not a complete description of all of the provisions of the 2021 Plan and is qualified in its entirety by the specific language of the 2021 Plan.
As of December 31, 2023, stock options covering 8,997,569 shares of Common Stock were outstanding under the 2021 Plan.
Purposes of the 2021 Plan

The purposes of the 2021 Plan are to attract and retain personnel for positions with us or any parent or subsidiary of ours; to provide additional incentive to employees, directors, and consultants; and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards as the administrator of the 2021 Plan may determine.
Eligibility
The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees, directors and consultants of and employees and consultants of any of our parents or subsidiaries.
Authorized Shares
Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, a total of 16,182,600 shares of our Common Stock were initially reserved for issuance pursuant to the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan include any shares of our Common Stock subject to awards of stock options or other awards that were assumed in the Business Combination (or “assumed awards”) that, on or after the effective date of the Business Combination, are terminated, canceled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this sentence is 7,500,000 shares). The number of shares available for issuance under the 2021 Plan also includes an annual increase, or the evergreen feature, on the first day of each of our fiscal years, beginning with our fiscal year 2022, equal to the least of:
•18,672,200 shares of our Common Stock;
•a number of shares equal to 5% of the outstanding shares of our Common Stock as of the last day of the immediately preceding fiscal year; or
•such number of shares as our board of directors or its designated committee may determine no later than the last day of our immediately preceding fiscal year.
On January 1, 2024, the number of shares available under the 2021 Plan increased by 6,253,430 shares pursuant to this feature.
Shares issuable under the 2021 Plan will be authorized, but unissued, or reacquired shares of our Common Stock. If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program (as described below), or, with respect to restricted stock, restricted stock units, or performance awards, is forfeited to or repurchased due to failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) will become available for future grant or sale under the 2021 Plan. With respect to stock appreciation rights, only the net shares actually issued will cease to be available under the 2021 Plan and all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2021 Plan. Shares that actually have been issued under the 2021 Plan under any award will not be returned to the 2021 Plan; except if shares issued pursuant to awards of restricted stock, restricted stock units, or performance awards are repurchased or forfeited, such shares will become available for future grant under the 2021 Plan. Shares used to pay the exercise price of an award or satisfy the tax liabilities or withholding obligations related to an award (which withholdings may be in amounts greater than the minimum statutory amount required to be withheld as determined by the administrator of the 2021 Plan) will become available for future grant or sale under the 2021 Plan. To the extent an award is paid out in cash rather than shares, such cash payment will not result in a reduction in the number of shares available for issuance under the 2021 Plan.
If any dividend or other distribution (whether in cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase, or exchange of our shares or other securities, issuance of warrants or other rights to acquire our securities, other change in our corporate structure affecting the shares, or any similar equity restructuring transaction affecting our shares occurs (other than any ordinary dividends or other ordinary distributions), the administrator of the 2021 Plan, to prevent diminution or enlargement of the benefits or potential benefits intended to be provided under the 2021 Plan, will adjust the number and class of shares that may be delivered under the 2021 Plan; the number, class, and price of shares covered by each outstanding award; and the numerical share limits contained in the 2021 Plan.
Plan Administration

Our board of directors or one or more committees appointed by our board of directors has authority to administer the 2021 Plan. The compensation committee of our board of directors initially will administer the 2021 Plan. In addition, to the extent it is desirable to qualify transactions under the 2021 Plan as exempt under Rule 16b-3 of the Exchange Act, such transactions will be structured to satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2021 Plan, the administrator has the power to administer the 2021 Plan and make all determinations deemed necessary or advisable for administering the 2021 Plan, including but not limited to, the power to determine the fair market value of our Common Stock, select the service providers to whom awards may be granted, determine the number of shares or dollar amounts covered by each award, approve forms of award agreements for use under the 2021 Plan, determine the terms and conditions of awards (including, but not limited to, the exercise price, the time or times at which awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2021 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2021 Plan, including creating sub-plans, modify or amend each award, and allow a participant to defer the receipt of payment of cash or the delivery of shares that otherwise would be due to such participant under an award. The administrator also has the authority to allow participants the opportunity under an exchange program to transfer outstanding awards granted under the 2021 Plan to a financial institution or other person or entity selected by the administrator, and to institute an exchange program by which outstanding awards granted under the 2021 Plan may be surrendered or cancelled in exchange for awards of the same type, which may have a higher or lower exercise price and/or different terms, awards of a different type and/or cash, or by which the exercise price of an outstanding award granted under the 2021 Plan is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants and will be given the maximum deference permitted by applicable law.
Stock Options
Stock options may be granted under the 2021 Plan. The exercise price of options granted under the 2021 Plan generally must be equal to at least 100% of the fair market value of a share of our Common Stock on the date of grant. The term of an option may not exceed ten years. With respect to any participant who owns more than 10% of the voting power of all classes of our (or any of our parent’s or subsidiary’s) outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the per share exercise price must equal at least 110% of the fair market value of a share of our Common Stock on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, certain shares of our Common Stock, cashless exercise, net exercise, as well as other types of consideration permitted by applicable law. After the cessation of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. In the absence of a specified time in an award agreement, if such cessation is due to death or disability, the option will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the cessation of service. An option, however, may not be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the terms of options.
Stock Appreciation Rights
Stock appreciation rights may be granted under the 2021 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our Common Stock between the exercise date and the date of grant. The term of a stock appreciation right may not exceed ten years. After the cessation of service of an employee, director or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her stock appreciation rights agreement. In the absence of a specified time in an award agreement, if such cessation is due to death or disability, the stock appreciation rights will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the cessation of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our Common Stock, or a combination of both, except that the per-share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right generally will be no less than 100% of the fair market value per share on the date of grant.
Restricted Stock
Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares of our Common Stock that may have vesting requirements under any such terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2021 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever vesting conditions (if any) it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us). The administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. The administrator may determine that an award of restricted stock will not be subject to any period of restriction and consideration for such award is paid for by past services rendered as a service provider. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant, unless the administrator provides otherwise. If such dividends are paid in shares, the shares will be subject to the same restrictions on transferability and forfeitability as the share of restricted stock with respect to which they were paid. Shares of restricted stock that do not vest are subject to the right of repurchase or forfeiture.
Restricted Stock Units
Restricted stock units (or “RSUs”) may be granted under the 2021 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our Common Stock. Subject to the provisions of the 2021 Plan, the administrator determines the terms and conditions of restricted stock units, including any vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned restricted stock units in the form of cash, shares, or a combination of both. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.
Performance Awards
Performance awards may be granted under the 2021 Plan. Performance awards are awards that may be earned in whole or in part on the attainment of performance goals or other vesting criteria that the administrator may determine, and that may be denominated in cash or stock. Each performance award will have an initial value that is determined by the administrator. Subject to the terms and conditions of the 2021 Plan, the administrator determines the terms and conditions of performance awards, including any vesting criteria and form and timing of payment. The administrator may set vesting criteria based upon the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned performance awards in the form of cash, shares, or a combination of both. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.
Non-Employee Directors
All outside (non-employee) directors are eligible to receive all types of awards (except for incentive stock options) under the 2021 Plan. The 2021 Plan provides that in any given fiscal year, no outside director may be granted any equity awards (including equity awards under the 2021 Plan) (the value of which will be based on their grant date fair value) and be provided any other compensation (including without limitation any cash retainers and fees) that in the aggregate exceed $750,000, provided that in the fiscal year of the individual’s initial service as a non-employee director, such amount is increased to $1,000,000. For the purposes of this maximum limit provision, the grant date fair values of awards granted under the 2021 Plan will be determined according to U.S. GAAP. Any awards or other compensation provided to an individual for his or her services as an employee or a consultant (other than an outside director), will not count toward this limit. This maximum limit provision does not reflect the intended size of any potential grants or a commitment to make grants to the outside directors under the 2021 Plan in the future.
Non-Transferability of Awards
Unless the administrator provides otherwise, the 2021 Plan generally will not allow for the transfer of awards other than by will or the laws of descent and distribution, and only the recipient of an award may exercise an award during his or her lifetime. If the administrator makes an award transferable, such award will contain such additional terms and conditions as the administrator deems appropriate.
Dissolution or Liquidation
If there is a proposed liquidation or dissolution of our company, the administrator will notify participants at such time before the effective date of such event as the administrator determines and all awards, to the extent that they have not been previously exercised, will terminate immediately before the consummation of such event.
Merger or Change in Control
The 2021 Plan provides that in the event of a merger or change in control, as defined in the 2021 Plan, each outstanding award will be treated as the administrator determines, without a participant’s consent. The administrator may provide that awards granted under the 2021 Plan will be assumed or substituted by substantially equivalent awards, be terminated immediately before the merger or change in control, become vested and exercisable or payable and be terminated in connection with the merger or change in control, be terminated in exchange for cash, other property or other consideration or any combination of the above. The administrator is not required to treat all awards, all awards held by a participant, all portions of awards, or all awards of the same type, similarly.
If a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award (or a portion of such award), then such award (or its applicable portion) will fully vest, all restrictions on such award (or its applicable portion) will lapse, all performance goals or other vesting criteria applicable to such award (or its applicable portion) will be deemed achieved at 100% of target levels and such award (or its applicable portion) will become fully exercisable, if applicable, for a specified period before the transaction, unless specifically provided otherwise under the applicable award agreement or other written agreement authorized by the administrator with the participant. The award (or its applicable portion) will then terminate upon the expiration of the specified period of time. If an option or stock appreciation right is not assumed or substituted, the administrator will notify the participant that such option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the option or stock appreciation right will terminate upon the expiration of such period.
If awards granted to a non-employee director while such individual was a non-employee director are assumed or substituted for in the merger or change in control and the service of such non-employee director is terminated (other than upon his or her voluntary resignation that does not include a resignation at the request of the acquirer) on or following the merger or change in control, all such awards will fully vest, all restrictions on such awards will lapse, all performance goals or other vesting criteria applicable to such awards will be deemed achieved at 100% of target levels and such awards will become fully exercisable, if applicable, unless specifically provided otherwise under the applicable award agreement or other written agreement authorized by the administrator with the non-employee director.
Forfeiture and Clawback
Awards will be subject to any clawback policy of which we are required to adopt to comply with the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments and benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The administrator may require a participant to forfeit, return or reimburse us for all or a portion of the award and any amounts paid under the award in order to comply with any of our clawback policies as described in the first sentence of this paragraph or with applicable laws.
Amendment or Termination
The 2021 Plan became effective on June 9, 2021 and will continue in effect until terminated by the administrator. However, no incentive stock options may be granted after the ten year anniversary of the adoption of the 2021 Plan by our board of directors, and the evergreen feature of the 2021 Plan will terminate following the increase on the first day of the 2031 fiscal year. In addition, the administrator has the authority to amend, suspend, or terminate the 2021 Plan or any part of the 2021 Plan, at any time and for any reason, but such action generally may not materially impair the rights of any participant without his or her written consent.
2021 Employee Stock Purchase Plan
The following is a summary of the principal features of our 2021 Employee Stock Purchase Plan (the “ESPP”) and its operation.
Purpose
The purpose of the ESPP is to provide eligible employees with an opportunity to purchase shares of our Common Stock through accumulated contributions, which generally will be made through payroll deductions. The ESPP permits the administrator of the ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Code. In addition, the ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans adopted by the administrator that are designed to achieve desired tax or other objectives.
Shares Available for Issuance
The maximum number of shares of our Common Stock that are available for issuance under the ESPP was initially 1,244,900 shares of our Common Stock. The number of shares of our Common Stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (a) 3,734,500 shares of our Common Stock, (b) a number of shares of our Common Stock equal to 1% of the outstanding shares of all classes of our Common Stock on the last day of the immediately preceding fiscal year, or (c) an amount determined by the administrator. Shares issuable under the ESPP will be authorized, but unissued, or reacquired shares of our Common Stock. On January 1, 2024, the number of shares available under the ESPP increased by 1,250,686 shares pursuant to this feature.
Administration
Our board of directors or a committee appointed by our board has authority to administer the ESPP. Unless and until determined otherwise by our board of directors, the compensation committee of our board of directors will administer the ESPP. The administrator will have full and exclusive discretionary authority to construe, interpret and apply the terms of the ESPP, delegate ministerial duties to any of our employees, designate separate offerings under the ESPP, designate our subsidiaries as participating in the ESPP, determine eligibility, adjudicate all disputed claims filed under the ESPP and establish procedures that it deems necessary or advisable for the administration of the ESPP, including, but not limited to, adopting such procedures, sub-plans and appendices to the enrollment agreement as are necessary or appropriate to permit participation in the ESPP by employees who are non-U.S. nationals or employed outside the U.S. The administrator’s findings, decisions and determinations will be final and binding on all participants to the maximum extent permitted by law.
Eligibility
Generally, any of our employees will be eligible to participate in our ESPP if they are customarily employed by us or any of our participating subsidiaries for at least 20 hours per week and more than five months in any calendar year. The administrator, in its discretion, before an enrollment date for all options granted on such enrollment date in an offering, may determine that an employee who (a) has not completed at least two years of service (or a lesser period of time determined by the administrator) since the employee’s last hire date, (b) customarily works not more than 20 hours per week (or a lesser period of time determined by the administrator), (c) customarily works not more than five months per calendar year (or a lesser period of time determined by the administrator), (d) is a highly compensated employee within the meaning of Code Section 414(q) or (e) is a highly compensated employee within the meaning of Code Section 414(q) with compensation above a certain level or who is an officer or subject to disclosure requirements under Section 16(a) of the Exchange Act, is not eligible to participate in an offering. However, an employee may not be granted an option to purchase stock under our ESPP if the employee (a) immediately after the grant, would own stock and/or hold outstanding options to purchase such stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of ours or any parent or subsidiary of ours; or (b) holds rights to purchase stock under all of our employee stock purchase plans that accrue at a rate that exceeds $25,000 worth of stock for each calendar year during which his or her right to purchase shares is outstanding at any time.
Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of our Common Stock. Participation ends automatically upon termination of employment with us (or our participating subsidiaries).
Offering Periods and Purchase Periods
The ESPP includes a component, or the “423 Component,” that is intended to qualify as an “employee stock purchase plan” under Code Section 423, and a component that does not comply with Code Section 423, or the “Non-423 Component.” For purposes of this summary, a reference to the ESPP generally will mean the terms and operations of the 423 Component.
The ESPP provides for offering periods with a duration and start and end dates as determined by the administrator, provided that no offering period will have a duration exceeding 27 months. Unless determined otherwise by the administrator, each offering period will have one purchase period with the same duration as the offering period. The administrator is authorized to change the duration of future offering periods and purchase periods under the ESPP, including the starting and ending dates of offering periods and purchase periods and the number of purchase periods in any offering periods. Unless determined otherwise by the administrator and to the extent an offering period provides for more than one purchase date in such offering period, if the fair market value of a share of our Common Stock on a purchase date is less than the fair market value of a share of our Common Stock on the first trading day of the offering period, participants in that offering period will be withdrawn from that offering period following their purchase of shares on such purchase date and automatically will be enrolled in a new offering period.
Contributions
The ESPP permits participants to purchase shares of our Common Stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings but excludes payments for overtime and shift premium, incentive compensation, bonuses, commissions, equity compensation and other similar compensation. The administrator may change the compensation eligible for contribution under the ESPP on a uniform and nondiscriminatory basis for future offering periods.

Exercise of Purchase Right
Amounts deducted and accumulated by a participant under the ESPP are used to purchase shares of our Common Stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of (a) the fair market value of a share of our Common Stock on the first trading day of the offering period or (b) the fair market value of a share of our Common Stock on the exercise date. A participant will be permitted to purchase a maximum of 1,250 shares during each offering period, provided that the administrator may increase or decrease such maximum number of shares for each purchase period or offering period. Until shares of our Common Stock are issued (as evidenced by the appropriate entry on our books or the books of a duly authorized transfer agent of ours) to a participant, the participant will have only rights of an unsecured creditor with respect to such shares, and no right to vote or receive dividends or any other rights as a stockholder with respect to such shares.
Termination of Participation
Participation in the ESPP generally will terminate when a participating employee’s employment with us or a participating subsidiary ceases for any reason, the employee withdraws from the ESPP or we terminate or amend the ESPP such that the employee no longer is eligible to participate. An employee may withdraw his or her participation in the ESPP at any time in accordance with procedures, and prior to any applicable deadline, specified by the administrator. Upon withdrawal from the ESPP, in general the employee will receive all amounts credited to his or her account without interest (unless otherwise required under applicable law) and his or her payroll withholdings or contributions under the ESPP will cease.
Non-Transferability
A participant will not be permitted to transfer the contributions credited to his or her ESPP account or rights granted under the ESPP, other than by will or the laws of descent and distribution.
Certain Adjustments
The ESPP provides that in the event that any dividend or other distribution (whether in the form of cash, our Common Stock, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase or exchange of our Common Stock or other of our securities or other change in our corporate structure affecting our Common Stock occurs (other than any ordinary dividends or other ordinary distributions), the administrator will make adjustments to the number and class of shares that may be delivered under the ESPP and/or the purchase price per share and number of shares covered by each option granted under the ESPP that has not yet been exercised, and the numerical share limits under the ESPP.
Dissolution or Liquidation
In the event of our proposed dissolution or liquidation, any offering period in progress will be shortened by setting a new purchase date and will terminate immediately before the completion of such proposed transaction, unless determined otherwise by the administrator.
Merger or Change in Control
In the event of a merger or our change in control, as defined in the ESPP, a successor corporation may assume or substitute for each outstanding option. If the successor corporation does not assume or substitute for the options, the offering period then in progress under the ESPP will be shortened, and a new exercise date will be set to occur before the date of the proposed merger or change in control. The administrator will notify each participant that the exercise date has been changed and that the participant’s option will be exercised automatically on the new exercise date unless prior to such date the participant has withdrawn from the offering period.
Amendment; Termination
The administrator will have the authority to modify, amend, suspend or terminate the ESPP except that, subject to certain exceptions described in the ESPP, no such action may adversely affect any outstanding rights to purchase shares of our Common Stock under the ESPP. The ESPP will terminate automatically on June 9, 2041, unless we terminate it earlier.

Equity Compensation Plan Information
The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2017 Plan (1)	5,678,766	$3.56	0
2021 Plan (2)	8,997,569	$3.67	20,279,560
ESPP (3)	—	—	3,505,138
Equity compensation plans not approved by security holders	—	—	—
Total	14,676,335	$3.63	23,784,698
________________________

(1)
The Legacy Nautilus board of directors adopted, and Legacy Nautilus stockholders approved, the 2017 Plan. The 2017 Plan was terminated as of one day prior to the closing of the Business Combination and we will not grant any additional awards under the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan and assumed by us at the closing of the Business Combination.

(2)
Our board of directors adopted, and our stockholders approved, the 2021 Plan. The 2021 Plan provides that the number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 18,672,000 shares, (ii) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine. On January 1, 2024, the number of shares available under the 2021 Plan increased by 6,253,430 shares pursuant to this feature. In addition, the shares reserved for issuance under the 2021 Plan include any shares of our Common Stock subject to awards of stock options or other awards that were assumed in the Business Combination (or “assumed awards”) that, on or after the effective date of the Business Combination, are terminated, canceled, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 7,500,000 shares).

(3)
Our board of directors adopted, and our shareholders approved, the ESPP. The ESPP provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 3,734,500 shares, (ii) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator may determine. On January 1, 2024, the number of shares available under the ESPP increased by 1,250,686 shares pursuant to this feature.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of Common Stock as of February 15, 2024 by:
•each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;
•each of our named executive officers and our directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of February 15, 2024. Shares subject to options that are currently exercisable or exercisable within 60 days of February 15, 2024 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of the directors and executive officers of Nautilus is 2701 Eastlake Avenue East, Seattle, WA 98102. The percentage of beneficial ownership of Nautilus is calculated based on 125,098,080 shares of Common Stock outstanding as of February 15, 2024.

Name and Address of Beneficial Owners	Number of Shares	%
Sujal Patel(1)	18,144,849	14.4%
Parag Mallick(2)	21,280,570	16.9%
Anna Mowry(3)	611,736	*
Melissa Epperly(4)	196,528	*
Matthew McIlwain(5)	6,640,092	5.3%
Farzad Nazem(6)	2,048,393	1.6%
Vijay Pande(7)	160,247	*
Matthew L. Posard(8)	535,643	*
Michael Altman(9)	331,793	*
Karen Akinsanya(10)	122,576	*
All directors and officers as a group (15 persons)(11)	53,024,146	40.4%
Five Percent Holders:
Perceptive Life Sciences Master Fund Ltd.(12)	12,594,211	10.1%
Entities affiliated with Andreessen Horowitz(13)	17,653,917	14.1%
Entities affiliated with Cercano Management(14)	7,172,985	5.7%
Entities affiliated with Madrona Ventures(15)	6,640,092	5.3%
________________________

*	Less than 1%
(1)
Consists of (i) 10,014,488 shares held by Mr. Patel, (ii) 5,280,476 shares held by PFV I, LLC, (iii) 1,814,035 shares held by the Sujal Patel 2020 Children's Trust, u/a/d December 3, 2020 (the “Patel Trust”) and (iv) 1,035,850 shares subject to options held by Mr. Patel exercisable withing 60 days of February 15, 2024. Mr. Patel is the manager of PFV I, LLC and a trustee of the Patel Trust and as such has voting and investment control over the shares held by PFV I, LLC and the Patel Trust. Mr. Patel disclaims, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of the securities held by the Patel Trust, except to the extent of any pecuniary interest therein, and this report shall not be deemed an admission that Mr. Patel is the beneficial owner of such securities for purposes of Section 16 or for any other purposes.

(2)
Consists of (i) 20,479,892 shares held by Dr. Mallick, (ii) 200,000 shares held by The Dream Finder Foundation, and (iii) 600,678 shares subject to options held by Dr. Mallick exercisable within 60 days of February 15, 2024. Dr. Mallick has voting and investment control over the shares held by The Dream Finder Foundation. Dr. Mallick disclaims, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of the securities held by The Dream Finder Foundation, except to the extent of any pecuniary interest therein, and this report shall not be deemed an admission that Dr. Mallick is the beneficial owner of such securities for purposes of Section 16 or for any other purposes.

(3)	Consists of (i) 60,500 shares held by Ms. Mowry and (ii) 551,236 shares subject to options held by Ms. Mowry exercisable within 60 days of February 15, 2024.
(4)	Consists of shares subject to options held by Ms. Epperly exercisable within 60 days of February 15, 2024.
(5)	Consists of the shares set forth in footnote 15 below.
(6)
Consists of (i) 1,888,146 shares held by HAND Capital, LLC and (ii) 160,247 shares subject to options held by Mr. Nazem exercisable within 60 days of February 15, 2024. Mr. Nazem is the manager of HAND Capital, LLC and as such has voting and investment power over the shares held by HAND Capital, LLC.

(7)
Consists of shares subject to options held by Mr. Pande exercisable within 60 days of February 15, 2024. Mr. Pande has no voting or investment control over the shares held by entities affiliated with Andreessen Horowitz that are included in footnote 13 below.

(8)
Consists of (i) 50,000 shares held by Mr. Posard, (ii) 100,000 shares held by the Matthew and Elizabeth Posard Trust and (iii) 385,643 shares subject to options held by Mr. Posard exercisable within 60 days of February 15, 2024. Mr. Posard is the trustee of the Matthew and Elizabeth Posard Trust and as such has voting and investment control over shares held by the Matthew and Elizabeth Posard Trust.

(9)	Consists of (i) 165,860 shares held by Mr. Altman and (ii) 165,933 shares subject to options held by Mr. Altman exercisable within 60 days of February 15, 2024.
(10)	Consists of shares subject to options held by Ms. Akinsanya exercisable within 60 days of February 15, 2024.
(11)
Consists of (i) 46,713,632 shares beneficially owned by the directors and officers and (ii) 6,310,514 shares subject to options held by the directors and officers exercisable within 60 days of February 15, 2024.

(12)
Consists of (i) 12,428,351 shares held by Perceptive Life Sciences Master Fund Ltd. (the “Master Fund”) and (ii) 165,860 shares held by C2 Life Sciences LLC (“C2 Life Sciences”). Perceptive Advisors LLC (the “Advisor”) serves as the investment manager of Master Fund and C2 Life Sciences. Joseph Edelman is the managing member of the Advisor. Each of Mr. Edelman and the Advisor disclaims, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of such securities, except to the extent of his/its indirect pecuniary interest therein, and this report shall not be deemed an admission that either Mr. Edelman or the Advisor is the beneficial owner of such securities for purposes of Section 16 or for any other purposes. The address for the persons and entities set forth herein is 51 Astor Place, 10th Floor, New York, NY 10003.

(13)
Consists of (i) 16,298,006 shares held by AH Bio Fund II, L.P., for itself and as nominee for AH Bio Fund II-B, L.P. (collectively, the “AH Bio Fund II Entities”) and (ii) 1,355,911 shares held by Andreessen Horowitz LSV Fund II, L.P., for itself and as nominee for Andreessen Horowitz LSV Fund II-B, L.P. and Andreessen Horowitz LSV Fund II-Q, L.P. (collectively, the “AH LSV Fund II Entities”). AH Equity Partners Bio II, L.L.C. (“AH EP Bio II”), the general partner of the AH Bio Fund II Entities, may be deemed to have sole voting and dispositive power over the shares held by the AH Bio Fund II Entities. AH Equity Partners LSV II, L.L.C. (“AH EP LSV II”), the general partner of the AH LSV Fund II Entities, may be deemed to have sole voting and dispositive power over the shares held by the AH LSV Fund II Entities. The managing members of each of AH EP Bio II and AH EP LSV II are Marc Andreessen and Ben Horowitz, and each of them may be deemed to hold shared voting and dispositive power over the shares held by the AH Bio Fund II Entities and AH LSV Fund II Entities. Shares held by each of these entities include shares that may be subsequently sold by each of Marc Andreessen, Ben Horowitz and Vijay Pande, a member of Nautilus’ board of directors, following in-kind distributions of shares by these entities. The address for the persons and entities set forth herein is 2865 Sand Hill Road, Suite 101, Menlo Park, CA 94025.

(14)
Consists of (i) 3,586,493 shares held by Vulcan Capital Holdings Columbia LLC (“VCHC”) and (ii) 3,586,492 shares held by VCVC V LLC (“VCVC”). Based solely on the most recently available Schedule 13G filed with the SEC on February 13, 2023, Cercano Management LLC (“Cercano”) may be deemed to be the beneficial owner of such shares as Cercano acts as an investment adviser to VCHC and VCVC pursuant to investment management agreements whereby all voting and investment discretion has been contractually allocated to Cercano, and such discretion may not be revoked with less than 61 days’ notice, and Christopher N. Ordnorff may also be deemed to be the beneficial owner of such shares because he controls Cercano in his position as managing member of Cercano.  Both Cercano and Mr. Orndorff disclaim, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of these securities, except to the extent of their respective pecuniary interests therein, and this report shall not be deemed an admission that either of Cercano or Mr. Orndorff is the beneficial owner of such securities for purposes of Section 16 or for any other purposes. The address for the foregoing entities is 1110 112th Avenue NE, Suite 202, Bellevue, WA 98004.

(15)
Consists of (i) 5,798,394 shares held by Madrona Venture Fund VI, LP (“Madrona Fund VI”), (ii) 222,376 shares held by Madrona Venture Fund VI-A, LP (“Madrona Fund VI-A”), (iii) 459,075 shares held by Mr. McIlwain and (iv) 160,247 shares subject to options held by Mr. McIlwain exercisable within 60 days of February 15, 2024. Madrona Investment Partners VI, L.P. (“Madrona Partners VI”) is the general partner of each of Madrona Fund VI and Madrona Fund VI-A, and Madrona VI General Partner, LLC (“Madrona VI LLC”) is the general partner of Madrona Partners VI. Matthew McIlwain, together with Paul Goodrich, Scott Jacobson, Len Jordon, Tim Porter, Soma Somasegar, Hope Cochran, and Steve Singh are the managing members of Madrona VI LLC, and each may be deemed to share voting and investment power over the securities held by Madrona Fund VI and Madrona Fund VI-A. Each of such individuals disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The address for the persons and entities set forth herein is 999 Third Avenue, 34th Floor, Seattle, WA.

Please see the sections titled “Executive Compensation” and “Certain Relationships and Related Transactions, and Director Independence” appearing elsewhere in this Annual Report for information regarding material relationships with our principal securityholders within the past two years.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Described below are any transactions occurring since January 1, 2022 and any currently proposed transactions in which we have been or are a party, and in which:
•the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•a director, executive officer, holder of more than 5% of our outstanding capital stock, or any member of such person’s immediate family had or will have a direct or indirect material interest.
Our Policies and Procedures for Related Party Transactions
Our board of directors has adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.
Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our Common Stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:
•the risks, costs, and benefits to us;

•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.
Our audit committee will approve only those transactions that it determines are fair to us and in our best interests.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional audit services and other services rendered by PricewaterhouseCoopers LLP to us for our fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees(1)	$913,000	$863,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	2,900	3,078
Total Fees	$915,900	$866,578
________________________

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our financial statements, reviews of our quarterly financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	“All Other Fees” consist of the cost of a subscription accounting research software.
Auditor Independence
In 2023, there were no other professional services provided by PricewaterhouseCoopers LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.

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

3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
3.2	Amended and Restated Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.2	Form of Amended and Restated Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).
10.3*	Amendment No. 1 to Amended and Restated Registration Rights and Lock-Up Agreement
10.4+	Nautilus Biotechnology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
10.5+	Nautilus Biotechnology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021).
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
10.10+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.11+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.12+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.13+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Nick Nelson, dated of as July 31, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.14+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.15+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Mary Godwin, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.16+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10+17+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.18+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.19+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.20+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.21+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Nick Nelson, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.22+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.23+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Mary Godwin, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.24+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.25+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.26+	Form of Nautilus Biotechnology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.27+	Nautilus Biotechnology, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Nautilus Biotechnology, Inc. Compensation Recovery Policy as adopted on October 24, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sujal Patel	Chief Executive Officer, President and Director	February 28, 2024
Sujal Patel	(Principal Executive Officer)

/s/ Anna Mowry	Chief Financial Officer	February 28, 2024
Anna Mowry	(Principal Financial and Accounting Officer)

/s/ Michael Altman	Director	February 28, 2024
Michael Altman

/s/ Melissa Epperly	Director	February 28, 2024
Melissa Epperly

/s/ Parag Mallick	Director	February 28, 2024
Parag Mallick

/s/ Matthew McIlwain	Director	February 28, 2024
Matthew McIlwain

/s/ Farzad Nazem	Director	February 28, 2024
Farzad Nazem

/s/ Vijay Pande	Director	February 28, 2024
Vijay Pande

/s/ Matthew L. Posard	Director	February 28, 2024
Matthew L. Posard

/s/ Karen Akinsanya	Director	February 28, 2024
Karen Akinsanya