Form 10-Q
period 2024-03-31
Nautilus Biotechnology, Inc.
filed 2024-04-30
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 25, 2024, the registrant had 125,265,015 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations regarding the use of proceeds from the Business Combination (as defined in Part I, Item I, Note 1, “Description of Business and Basis of Presentation,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q);
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of March 31, 2024 and December 31, 2023 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,729	$19,397
Short-term investments	155,637	154,021
Prepaid expenses and other current assets	3,728	3,419
Total current assets	185,094	176,837
Property and equipment, net	4,525	4,267
Operating lease right-of-use assets	31,559	32,634
Long-term investments	66,292	90,647
Other long-term assets	1,180	1,180
Total assets	$288,650	$305,565
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,860	$1,639
Accrued expenses and other liabilities	3,677	3,945
Current portion of operating lease liabilities	3,675	3,538
Total current liabilities	9,212	9,122
Operating lease liabilities, net of current portion	29,946	31,090
Total liabilities	39,158	40,212
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 125,265,015 and 125,068,601 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	471,193	467,834
Accumulated other comprehensive income (loss)	(745)	(255)
Accumulated deficit	(220,969)	(202,239)
Total stockholders’ equity	249,492	265,353
Total liabilities and stockholders' equity	$288,650	$305,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Operating expenses
Research and development	$12,930	$10,877
General and administrative	8,677	7,183
Total operating expenses	21,607	18,060
Other income (expense)
Interest income	2,877	3,098
Other expense	—	(3)
Total other income	$2,877	$3,095
Net loss	$(18,730)	$(14,965)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,135,451	124,590,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(18,730)	$(14,965)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(490)	895
Total other comprehensive income (loss)	(490)	895
Comprehensive loss	$(19,220)	$(14,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2024 and 2023 (Unaudited)

Three Months Ended March 31, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2023	125,068,601	$13	$467,834	$(255)	$(202,239)	$265,353
Issuance of common stock upon exercise of vested stock options	196,414	—	245	—	—	245
Stock-based compensation expense	—	—	3,114	—	—	3,114
Other comprehensive loss	—	—	—	(490)	—	(490)
Net loss	—	—	—	—	(18,730)	(18,730)
Balances at March 31, 2024	125,265,015	$13	$471,193	$(745)	$(220,969)	$249,492

Three Months Ended March 31, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2022	124,865,485	$12	$455,330	$(1,854)	$(138,564)	$314,924
Issuance of common stock upon exercise of vested stock options	907	—	1	—	—	1
Stock-based compensation expense	—	—	2,860	—	—	2,860
Other comprehensive income	—	—	—	895	—	895
Net loss	—	—	—	—	(14,965)	(14,965)
Balances at March 31, 2023	124,866,392	$12	$458,191	$(959)	$(153,529)	$303,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(18,730)	$(14,965)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,114	2,860
Amortization of operating lease right-of-use assets	1,075	786
Depreciation	516	385
Amortization (accretion) of premium (discount) on securities, net	(751)	(669)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(309)	(513)
Accounts payable	94	53
Accrued expenses and other liabilities	(268)	65
Operating lease liabilities	(1,007)	(526)
Net cash used in operating activities	(16,266)	(12,524)
Cash flows from investing activities
Proceeds from maturities of securities	23,000	14,249
Purchases of securities	—	(27,052)
Purchases of property and equipment	(647)	(692)
Net cash provided by (used in) investing activities	22,353	(13,495)
Cash flows from financing activities
Proceeds from exercise of stock options	245	1
Net cash provided by financing activities	245	1
Net increase (decrease) in cash, cash equivalents and restricted cash	6,332	(26,018)

Cash, cash equivalents and restricted cash at beginning of period	20,399	115,477
Cash, cash equivalents and restricted cash at end of period	$26,731	$89,459

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$275	$115
Right-of-use asset obtained in exchange for operating lease liability	$—	$7,623
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. The interim financial results are not necessarily indicative of the results for a full year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2024, the Company had an accumulated deficit of $221.0 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $181.4 million as of March 31, 2024. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
The Company is subject to risks similar to those of pre-clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of negative global and national

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
events and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
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
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three months ended March 31, 2024 and 2023, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which amends existing guidance on segment reporting to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU is effective for the Company for the fiscal year ending December 31, 2024 and for interim periods beginning after

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of March 31, 2024 and December 31, 2023:

(in thousands)		Gross Unrealized			Reported as:
March 31, 2024	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$438	$—	$—	$438	$438	$—	$—
U.S. treasury securities	58,505	8	(172)	58,341	—	41,784	16,557
Total Level 1	58,943	8	(172)	58,779	438	41,784	16,557
Level 2
Commercial paper	25,131	—	(13)	25,118	25,118	—	—
Corporate debt securities	6,969	—	(27)	6,942	—	6,942	—
Agency securities	157,187	17	(558)	156,646	—	106,911	49,735
Total Level 2	189,287	17	(598)	188,706	25,118	113,853	49,735
Total Level 1 and Level 2	$248,230	$25	$(770)	$247,485	$25,556	$155,637	$66,292

(in thousands)		Gross Unrealized			Reported as:
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$590	$—	$—	$590	$590	$—	$—
U.S. treasury securities	74,115	104	(247)	73,972	—	50,638	23,334
Total Level 1	74,705	104	(247)	74,562	590	50,638	23,334
Level 2
Commercial paper	18,653	—	(9)	18,644	18,644	—	—
Corporate debt securities	6,950	—	(37)	6,913	—	6,913	—
Agency securities	163,849	358	(424)	163,783	—	96,470	67,313
Total Level 2	189,452	358	(470)	189,340	18,644	103,383	67,313
Total Level 1 and Level 2	$264,157	$462	$(717)	$263,902	$19,234	$154,021	$90,647
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2024 and December 31, 2023 are as follows:

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
March 31, 2024	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$131	$37,090	$41	$14,436	$172	$51,526
Commercial paper	13	25,118	—	—	13	25,118
Corporate debt securities	27	6,942	—	—	27	6,942
Agency securities	450	120,475	108	20,795	558	141,270
Total	$621	$189,625	$149	$35,231	$770	$224,856

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2023	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$85	$20,408	$162	$30,230	$247	$50,638
Commercial paper	9	18,644	—	—	9	18,644
Corporate debt securities	37	6,913	—	—	37	6,913
Agency securities	229	85,039	195	25,704	424	110,743
Total	$360	$131,004	$357	$55,934	$717	$186,938
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have a no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three months ended March 31, 2024 and 2023, and had no allowance for credit losses as of March 31, 2024 and December 31, 2023.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Laboratory equipment	$6,402	$6,337
Leasehold improvements	118	118
Computer hardware	222	222
Furniture, fixtures and office equipment	324	324
Prototype equipment	1,473	996
Construction in progress	1,132	904
	9,671	8,901
Less: Accumulated depreciation	(5,146)	(4,634)
Total	$4,525	$4,267
The Company recorded depreciation expense of $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, which was primarily allocated to research and development expense.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Employee compensation	$2,299	$2,590
Accrued research and development	760	731
Accrued professional and consulting fees	319	245
Other	299	379
Total	$3,677	$3,945
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$25,729	$19,397
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$26,731	$20,399
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of March 31, 2024, and $1.0 million of restricted cash and $0.2 million of deposits as of December 31, 2023.
5.     Common Stock
There were 125,265,015 shares issued and outstanding as of March 31, 2024.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	March 31, 2024	December 31, 2023
Shares available for grant under 2021 Equity Incentive Plan	24,707,942	20,279,560
Stock options issued and outstanding	16,304,969	14,676,335
Shares available for grant under 2021 Employee Stock Purchase Plan	4,755,824	3,505,138
Total shares of common stock reserved	45,768,735	38,461,033
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2024 and 2023, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets.
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2024, 24,707,942 and 4,755,824 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, participants are permitted to purchase shares of Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the 2021 ESPP) of up to 15% of their eligible compensation. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. The Company offers a six month purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2024, the number of shares available under the 2021 ESPP increased by 1,250,686 shares pursuant to this feature.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.0	6.0 - 6.4
Expected volatility	99.7% - 100.1%	102.7% - 107.5%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	4.01% - 4.22%	3.50% - 4.08%
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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

The following table summarizes option award activity during the three months ended March 31, 2024:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	14,676,335	$3.63
Granted	2,003,800	$2.72
Exercised	(196,414)	$1.24
Forfeited	(178,752)	$3.13
Outstanding as of March 31, 2024	16,304,969	$3.55	7.9	$11,061
Options vested and expected to vest as of March 31, 2024	16,304,969	$3.55
Vested and exercisable at March 31, 2024	8,592,134	$3.85	7.1	$7,785
As of March 31, 2024, there was $20.0 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.3 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$1,096	$975
General and administrative	2,018	1,885
Total stock-based compensation expense	$3,114	$2,860
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2024 as the Company had not yet received the related goods or services. As of March 31, 2024, the Company had open purchase commitments for goods and services of $2.4 million, of which $1.8 million are expected to be received through the next 12 months.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business where the expense, distraction and/or the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. The Company filed suit in the United States District Court for the Northern District of California against Somalogic (now known as Standard Biotools, Inc.), and the California Institute of Technology seeking declaratory judgment that the Company does not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures, allegedly licensed from the California Institute of Technology through Somalogic’s purchase of Palamedrix, Inc. On March 29, 2024, Somalogic filed a motion to dismiss the suit. On April 19, 2024, the Company filed a First Amended Complaint addressing issues raised in Somalogic’s motion to dismiss. On April 22, 2024, the Court issued an order dismissing Somalogic’s motion to dismiss as moot. While the Company believes that it will be able to prevail as to its claims in this litigation, the Company may incur significant expense and management distraction in prosecuting this litigation. Moreover, notwithstanding management’s belief as to the strength of the Company’s claims in this matter, litigation generally, and patent litigation in particular, can be unpredictable. As such, management cannot be certain that the Company will prevail in this litigation.
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, San Carlos, California, and San Diego, California.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2024:

Lease Obligations
(in thousands)
Nine months ending December 31, 2024	4,674
2025	7,182
2026	6,874
2027	6,889
2028	5,816
2029 and thereafter	13,207
Total future minimum lease payments	44,642
Less: Imputed interest	(11,021)
Total operating lease liabilities	$33,621
For the three months ended March 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $1.7 million and $1.2 million, respectively.
The Company has $1.0 million in cash-collateralized letters of credit with one financial institution in lieu of security deposits in connection with the San Carlos and San Diego lease agreements.
Indemnification Agreements
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(18,730)	$(14,965)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,135,451	124,590,351
Net loss per share attributable to common stockholders, basic and diluted:	$(0.15)	$(0.12)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	16,304,969	13,603,285
Employee stock purchase plan	133,978	60,694
Total potentially dilutive common share equivalents	16,438,947	13,663,979

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Nautilus Biotechnology, Inc.’s (“Nautilus” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2023 and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Nautilus’ actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $181.4 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $18.7 million during the three months ended March 31, 2024, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus platform. As of March 31, 2024, we had an accumulated deficit of $221.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, recent and any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.
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
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. In April 2023, President Biden signed legislation that ended the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. We will continue to actively monitor any developments related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
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
General and Administrative Expenses
General and administrative expenses consist of salaries, related benefits, and stock-based compensation expense for personnel in executive, operations, legal, human resources, finance, marketing, commercial, IT personnel and administrative functions, professional fees for legal, patent, consulting, accounting and audit services, directors and officers insurance, allocated expenses for technology and facilities, and marketing expenses. We expense general and administrative expenses in the periods in which they are incurred.
We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business, including sales, marketing, service, support, and distribution infrastructure. We also anticipate that we will incur higher expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities), and other miscellaneous non-recurring expenses such as gains or losses on disposal of property and equipment.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,		Change ($)	Change (%)
	2024	2023
	(in thousands)
Operating expenses
Research and development	$12,930	$10,877	$2,053	19%
General and administrative	8,677	7,183	1,494	21%
Total operating expenses	21,607	18,060	3,547	20%
Other income (expense)
Interest income	2,877	3,098	(221)	(7)%
Other expense	—	(3)	3	(100)%
Total other income	2,877	3,095	(218)	(7)%
Net loss	$(18,730)	$(14,965)	$(3,765)	25%
Research and Development Expenses
Research and development expenses were $12.9 million for the three months ended March 31, 2024, compared to $10.9 million for the three months ended March 31, 2023, an increase of $2.1 million, or 19%. The increase was due to a $1.3 million increase in salaries, related benefits, and stock-based compensation, a $0.7 million increase in laboratory supplies and equipment expense, and a $0.4 million increase in facilities costs. These increases were caused by increased headcount during the period and a new lease that commenced in March 2023. These increases were partially offset by a decrease of $0.5 million in professional services and external development services as more development efforts were performed by the Company.
General and Administrative Expenses
General and administrative expenses were $8.7 million for the three months ended March 31, 2024, compared to $7.2 million for the three months ended March 31, 2023, an increase of $1.5 million, or 21%. The increase was due to a $0.7 million increase in salaries, related benefits, and stock-based compensation, attributable to increased hiring during the period, a $0.5 million increase in professional services from fees related to the shelf registration statement filed during the period, and a $0.1 million increase in other legal and audit fees.

Other Income (Expense)
Other income (expense) for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023. The decrease was driven by the decrease in our cash, cash equivalents, and investments balance used to fund operations during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $18.7 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $221.0 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2024, we had cash, cash equivalents and investments of $247.7 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the three months ended March 31, 2024, we did not sell any shares of common stock pursuant to the sales agreement.
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

Based on our planned operations, we expect our current cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of global and national conflicts or other disruptions; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our Nautilus platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings (including potential sales under the Sales Agreement), credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, recent and any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on sales and marketing and the development of our technology. If we raise additional funds by issuing equity securities, including any issuances pursuant to our “at the market” equity offering program under our Sales Agreement with TD Cowen, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.
Historical Cash Flows
For the Three Months Ended March 31, 2024 and 2023
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(16,266)	$(12,524)
Net cash provided by (used in) investing activities	22,353	(13,495)
Net cash provided by financing activities	245	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,332	$(26,018)
Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $16.3 million, resulting from our net loss of $18.7 million and decrease in net changes in assets and liabilities aggregating $1.5 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $4.0 million, which included $3.1 million of stock-based compensation, $1.1 million of amortization of operating lease right-of-use assets, and $0.5 million of depreciation. These non-cash charges were partially offset by $0.8 million of net accretion of discounts on securities.

During the three months ended March 31, 2023, net cash used in operating activities was $12.5 million, resulting from our net loss of $15.0 million and decrease in net changes in assets and liabilities aggregating $0.9 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $3.4 million, which included $2.9 million of stock-based compensation, $0.8 million amortization of operating lease right-of-use assets, and $0.4 million of depreciation. These non-cash charges were partially offset by $0.7 million of net accretion of discounts on securities.
Investing Activities
During the three months ended March 31, 2024, net cash provided by investing activities was $22.4 million, resulting from $23.0 million in proceeds from the maturity of securities, partially offset by $0.6 million in purchases of property and equipment.
During the three months ended March 31, 2023, net cash used in investing activities was $13.5 million, resulting from $27.1 million in purchases of securities and $0.7 million in purchases of property and equipment, partially offset by $14.2 million in proceeds from maturities of securities.
Financing Activities
During the three months ended March 31, 2024, cash provided by financing activities was comprised of $0.2 million of proceeds from exercise of stock options.
During the three months ended March 31, 2023, cash provided by financing activities was comprised of proceeds from exercise of stock options.
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
Other than the policies noted in Part I, Item 1, Note 2, “Significant Accounting Policies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited financial statements as of and for the years ended December 31, 2023 and 2022.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $247.7 million as of March 31, 2024. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of March 31, 2024, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $1.7 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
U.S. District Court Proceedings
On December 14, 2023, we filed suit in the United States District Court for the Northern District of California (the “Court”) against Somalogic, Inc. (Somalogic) which recently merged with and is now part of “Standard Biotools, Inc.,” and the California Institute of Technology. This suit seeks declaratory judgment that Nautilus does not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures (the ‘793 Patent), which Somalogic has allegedly licensed from the California Institute of Technology through its purchase of Palamedrix, Inc. We have taken this action in response to Somalogic’s allegations that the Nautilus proteome analysis platform infringes the claims of the ‘793 Patent. We believe that it does not use any technology related to what the ‘793 Patent purports to claim in any of the products or services that we are developing. Nor do we have any interest or plans to use such technology in any of our future products or services. We intend to vigorously pursue our claims in this litigation. On March 29, 2024, Somalogic filed a motion to dismiss the suit. On April 19, 2024, Nautilus filed a First Amended Complaint addressing issues raised in Somalogic’s motion to dismiss. On April 22, 2024, the Court issued an order dismissing Somalogic’s motion to dismiss as moot.
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
•We will have broad discretion over the use of the proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $18.7 million and $15.0 million during the years ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $221.0 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, the conflicts in Eastern Europe and the Middle East, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base, and thereby decrease our revenue.
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
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning, or AIML, technologies into our platform, including within our decoding pipelines and otherwise within our business, and these solutions and features are key elements of our technological approach and to our future growth over time. We rely and expect to rely on AIML technologies in our platform, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or any at all. We may also fail to properly implement or utilize AIML technologies. Our competitors, customers, or other third parties may incorporate AIML into their products and services or otherwise within their business more quickly or more successfully than us, which could impair our ability to compete with or serve them effectively, which could adversely affect our results of operations. Additionally, our use of AIML technologies may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if output from AIML technologies or that they assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such output, or such technologies or their development or deployment, including the collection, use, or other processing of data used to train or create such AIML technologies, to alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
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
We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, process customer data and information, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption, failure and compromise due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. Like other life sciences technology companies, we have experienced cybersecurity incidents in the past, and we may experience them again in the future. For example, in January 2024, we experienced an incident involving unauthorized access to an employee account. The Company has worked, and continues to work with external cybersecurity experts, in detecting, blocking, containing, remediating, and investigating any cyber security incidents and risks, and in further enhancing our cybersecurity safeguards. This incident did not, and other incidents have not impacted the availability of our systems, materially disrupted our operations, or had any material impact on our financial or operating results. Cybersecurity risks are constantly evolving, and as such, we anticipate additional work and expense in the future as we continue to further enhance our security processes and initiatives to meet the changing landscape of cyber security risks. While cyber insurance may be available for companies, any available insurance for cyber events, may be limited in amount, subject to deductibles, and may not be adequate to cover us for all costs arising from cyber security incidents. Given increasing cyber security risks, cyber insurance may not be available to us in the future, or may not be available on commercially reasonable terms.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of March 31, 2024, we had 163 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2024, we had cash, cash equivalents and investments of $247.7 million, consisting of U.S. treasury securities, mutual funds, commercial paper, corporate debt securities, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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

Further, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
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
As of March 31, 2024, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.8% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
We will have broad discretion over the use of the proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We will have broad discretion to use the net proceeds to us from our “at the market” equity offering program, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes and working capital, including for continued product development of our Nautilus platform other research and development activities, and commercialization of our Nautilus platform, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the “at the market” equity offering program.
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

We will be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) or a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company” or a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of SOX.
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
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC and will not be required to comply with the auditor attestation requirements of Section 404 of SOX. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
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
Increased scrutiny of our environmental, social or governance responsibilities may result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
Investor advocacy groups, proxy advisory services, investment funds, institutional investors, stockholders, and customers are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. For example, the SEC recently adopted final rules regarding climate-related disclosures in public companies’ periodic reporting. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, board and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, ESG reporting and disclosure may result in additional costs and require additional resources as well as additional attention from our board of directors and management. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, or comply with applicable regulatory requirements, our reputation, business, financial performance, and growth may be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description
1,1
Sales Agreement, dated as of February 28, 2024, between Nautilus Biotechnology, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2024).

3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021)
3.2	Amended and Restated Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)
10.1
Amendment No. 1 to Amended and Restated Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).

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

NAUTILUS BIOTECHNOLOGY, INC.

Date: April 30, 2024	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)