Form 10-Q
period 2024-09-30
Nautilus Biotechnology, Inc.
filed 2024-10-29
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 24, 2024, the registrant had 125,563,965 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of September 30, 2024 and December 31, 2023 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,409	$19,397
Short-term investments	136,200	154,021
Prepaid expenses and other current assets	3,596	3,419
Total current assets	144,205	176,837
Property and equipment, net	4,324	4,267
Operating lease right-of-use assets	29,377	32,634
Long-term investments	80,618	90,647
Other long-term assets	1,180	1,180
Total assets	$259,704	$305,565
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,487	$1,639
Accrued expenses and other liabilities	3,216	3,945
Current portion of operating lease liabilities	3,959	3,538
Total current liabilities	8,662	9,122
Operating lease liabilities, net of current portion	27,608	31,090
Total liabilities	36,270	40,212

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 125,560,309 and 125,068,601 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	478,115	467,834
Accumulated other comprehensive income (loss)	731	(255)
Accumulated deficit	(255,425)	(202,239)
Total stockholders’ equity	223,434	265,353
Total liabilities and stockholders' equity	$259,704	$305,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Operating expenses
Research and development	$12,288	$11,996	$37,654	$34,785
General and administrative	6,812	7,079	23,842	21,366
Total operating expenses	19,100	19,075	61,496	56,151
Other income (expense)
Interest income	2,674	3,197	8,349	9,517
Other expense	(20)	—	(39)	(17)
Total other income	$2,654	$3,197	$8,310	$9,500
Net loss	$(16,446)	$(15,878)	$(53,186)	$(46,651)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	$(0.42)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,452,572	124,933,837	125,302,440	124,896,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(16,446)	$(15,878)	$(53,186)	$(46,651)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	1,277	356	986	(179)
Total other comprehensive income (loss)	1,277	356	986	(179)
Comprehensive loss	$(15,169)	$(15,522)	$(52,200)	$(46,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Three Months Ended September 30, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2024	125,406,748	$13	$474,791	$(546)	$(238,979)	$235,279
Issuance of common stock upon exercise of vested stock options	153,561	—	140	—	—	140
Stock-based compensation expense	—	—	3,184	—	—	3,184
Other comprehensive income	—	—	—	1,277	—	1,277
Net loss	—	—	—	—	(16,446)	(16,446)
Balances at September 30, 2024	125,560,309	$13	$478,115	$731	$(255,425)	$223,434

Three Months Ended September 30, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2023	124,930,899	$12	$461,387	$(2,389)	$(169,337)	$289,673
Issuance of common stock upon exercise of vested stock options	9,875	—	16	—	—	16
Stock-based compensation expense	—	—	3,106	—	—	3,106
Other comprehensive income	—	—	—	356	—	356
Net loss	—	—	—	—	(15,878)	(15,878)
Balances at September 30, 2023	124,940,774	$12	$464,509	$(2,033)	$(185,215)	$277,273

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Nine Months Ended September 30, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2023	125,068,601	$13	$467,834	$(255)	$(202,239)	$265,353
Issuance of common stock upon exercise of vested stock options	367,813	—	415	—	—	415
Issuance of common stock under employee stock purchase plan	123,895	—	289	—	—	289
Stock-based compensation expense	—	—	9,577	—	—	9,577
Other comprehensive income	—	—	—	986	—	986
Net loss	—	—	—	—	(53,186)	(53,186)
Balances at September 30, 2024	125,560,309	$13	$478,115	$731	$(255,425)	$223,434

Nine Months Ended September 30, 2023			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2022	124,865,485	$12	$455,330	$(1,854)	$(138,564)	$314,924
Issuance of common stock upon exercise of vested stock options	15,782	—	23	—	—	23
Issuance of common stock under employee stock purchase plan	59,507	—	92	—	—	92
Stock-based compensation expense	—	—	9,064	—	—	9,064
Other comprehensive loss	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	(46,651)	(46,651)
Balances at September 30, 2023	124,940,774	$12	$464,509	$(2,033)	$(185,215)	$277,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(53,186)	$(46,651)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,577	9,064
Amortization of operating lease right-of-use assets	3,257	2,821
Depreciation	1,543	1,294
Amortization (accretion) of premium (discount) on securities, net	(2,176)	(2,040)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(26)	(878)
Accounts payable	(35)	22
Accrued expenses and other liabilities	(729)	757
Operating lease liabilities	(3,061)	(2,200)
Net cash used in operating activities	(44,836)	(37,811)
Cash flows from investing activities
Proceeds from maturities of securities	90,410	51,249
Purchases of securities	(59,398)	(51,895)
Purchases of property and equipment	(1,868)	(2,029)
Net cash provided by (used in) investing activities	29,144	(2,675)
Cash flows from financing activities
Proceeds from exercise of stock options	415	23
Proceeds from issuance of common stock under employee stock purchase plan	289	92
Net cash provided by financing activities	704	115
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,988)	(40,371)

Cash, cash equivalents and restricted cash at beginning of period	20,399	115,477
Cash, cash equivalents and restricted cash at end of period	$5,411	$75,106

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$31	$22
Right-of-use asset obtained in exchange for operating lease liability	$—	$7,623
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
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2024, the Company had an accumulated deficit of $255.4 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $140.6 million as of September 30, 2024. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Investments
The Company considers investments with an original maturity greater than three months and remaining maturities less than 12 months to be short-term investments. The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as long-term investments.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and nine months ended September 30, 2024 and 2023, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which amends existing guidance on segment reporting to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU is

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
effective for the Company for the fiscal year ending December 31, 2024 and for interim periods beginning after December 31, 2024. The Company is in the process of evaluating the impact of the adoption of this Accounting Standards Update on its consolidated financial statements and related disclosures.
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
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of September 30, 2024 and December 31, 2023:

(in thousands)		Gross Unrealized			Reported as:
September 30, 2024	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$370	$—	$—	$370	$370	$—	$—
U.S. treasury securities	66,276	277	(20)	66,533	—	36,711	29,822
Total Level 1	66,646	277	(20)	66,903	370	36,711	29,822
Level 2
Commercial paper	5,802	5	—	5,807	3,847	1,960	—
Corporate debt securities	4,993	—	(7)	4,986	—	4,986	—
Agency securities	142,863	518	(42)	143,339	—	92,543	50,796
Total Level 2	153,658	523	(49)	154,132	3,847	99,489	50,796
Total Level 1 and Level 2	$220,304	$800	$(69)	$221,035	$4,217	$136,200	$80,618

(in thousands)		Gross Unrealized			Reported as:
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$590	$—	$—	$590	$590	$—	$—
U.S. treasury securities	74,115	104	(247)	73,972	—	50,638	23,334
Total Level 1	74,705	104	(247)	74,562	590	50,638	23,334
Level 2
Commercial paper	18,653	—	(9)	18,644	18,644	—	—
Corporate debt securities	6,950	—	(37)	6,913	—	6,913	—
Agency securities	163,849	358	(424)	163,783	—	96,470	67,313
Total Level 2	189,452	358	(470)	189,340	18,644	103,383	67,313
Total Level 1 and Level 2	$264,157	$462	$(717)	$263,902	$19,234	$154,021	$90,647
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2024 and December 31, 2023 are as follows:

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
September 30, 2024	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$14	$10,932	$6	$15,961	$20	$26,893
Commercial paper	—	3,847	—	—	—	3,847
Corporate debt securities	—	—	7	4,986	7	4,986
Agency securities	26	18,686	16	45,984	42	64,670
Total	$40	$33,465	$29	$66,931	$69	$100,396

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2023	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$85	$20,408	$162	$30,230	$247	$50,638
Commercial paper	9	18,644	—	—	9	18,644
Corporate debt securities	37	6,913	—	—	37	6,913
Agency securities	229	85,039	195	25,704	424	110,743
Total	$360	$131,004	$357	$55,934	$717	$186,938
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have a no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three and nine months ended September 30, 2024 and 2023, and had no allowance for credit losses as of September 30, 2024 and December 31, 2023.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Laboratory equipment	$6,479	$6,337
Leasehold improvements	118	118
Computer hardware	471	222
Furniture, fixtures and office equipment	324	324
Prototype equipment	1,557	996
Construction in progress	1,488	904
	10,437	8,901
Less: Accumulated depreciation	(6,113)	(4,634)
Total	$4,324	$4,267

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company recorded depreciation expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Employee compensation	$2,112	$2,590
Accrued research and development	257	731
Accrued professional and consulting fees	533	245
Other	314	379
Total	$3,216	$3,945
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$4,409	$19,397
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$5,411	$20,399
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of September 30, 2024 and December 31, 2023.
5.     Common Stock
There were 125,560,309 shares issued and outstanding as of September 30, 2024.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	September 30, 2024	December 31, 2023
Shares available for grant under 2021 Equity Incentive Plan	23,475,907	20,279,560
Stock options issued and outstanding	17,365,605	14,676,335
Shares available for grant under 2021 Employee Stock Purchase Plan	4,631,929	3,505,138
Total shares of common stock reserved	45,473,441	38,461,033
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and nine months ended September 30, 2024 and 2023, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2024, 23,475,907 and 4,631,929 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.0 - 6.1	6.0 - 6.1	5.3 - 6.1	5.3 - 6.4
Expected volatility	100.0% - 100.7%	103.4% - 103.7%	99.7% - 101.1%	102.7% - 107.5%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.43% - 4.14%	3.99% - 4.44%	3.43% - 4.60%	3.50% - 4.44%

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
The following table summarizes option award activity during the nine months ended September 30, 2024:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	14,676,335	$3.63
Granted	3,964,900	$2.68
Exercised	(367,813)	$1.13
Forfeited	(907,817)	$3.05
Outstanding as of September 30, 2024	17,365,605	$3.50	7.6	$10,115
Options vested and expected to vest as of September 30, 2024	17,365,605	$3.50
Vested and exercisable at September 30, 2024	10,118,628	$3.87	6.8	$7,973
As of September 30, 2024, there was $16.3 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.3 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,197	$1,090	$3,439	$3,113
General and administrative	1,987	2,016	6,138	5,951
Total stock-based compensation expense	$3,184	$3,106	$9,577	$9,064
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
liabilities on the condensed consolidated balance sheet as of September 30, 2024 as the Company had not yet received the related goods or services. As of September 30, 2024, the Company had open purchase commitments for goods and services of $2.5 million, of which $2.0 million are expected to be received through the next 12 months.
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
On March 29, 2024, Somalogic filed a motion to dismiss the suit. On April 19, 2024, the Company filed a First Amended Complaint addressing issues raised in Somalogic’s motion to dismiss. On April 22, 2024, the Court issued an order dismissing Somalogic’s motion to dismiss as moot. The suit is temporarily stayed based upon a request of the parties. While the Company believes that it will be able to prevail as to its claims in this litigation, the Company may incur significant expense and management distraction in prosecuting this litigation. Moreover, notwithstanding management’s belief as to the strength of the Company’s claims in this matter, litigation generally, and patent litigation in particular, can be unpredictable. As such, management cannot be certain that the Company will prevail in this litigation.
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, San Carlos, California, and San Diego, California.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2024:

Lease Obligations
(in thousands)
Three months ending December 31, 2024	$1,184
2025	7,182
2026	6,874
2027	6,889
2028	5,816
2029 and thereafter	13,207
Total future minimum lease payments	41,152
Less: Imputed interest	(9,585)
Total operating lease liabilities	$31,567

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
For the nine months ended September 30, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $5.2 million and $4.5 million, respectively.
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(16,446)	$(15,878)	$(53,186)	$(46,651)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,452,572	124,933,837	125,302,440	124,896,975
Net loss per share attributable to common stockholders, basic and diluted:	$(0.13)	$(0.13)	$(0.42)	$(0.37)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	17,365,605	14,636,195
Employee stock purchase plan	119,275	74,407
Total potentially dilutive common share equivalents	17,484,880	14,710,602

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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of Nautilus’ product, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release phase in which we expect to recognize limited revenue. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. During the second phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access to our partners with broad-scale and targeted analyses and profiling of samples analyzed in our facility and shared via a cloud platform. We believe there is significant interest in our platform for targeted proteoform analyses. As such, we expect to be working with our initial early access collaborators in this area, and to leverage our learnings from those collaborations for the benefit of both our broad-scale and targeted products and services. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2025 and subsequent broad commercialization thereafter. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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

Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $140.6 million. Based on this, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $53.2 million during the nine months ended September 30, 2024, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus platform. As of September 30, 2024, we had an accumulated deficit of $255.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. We will continue to actively monitor any developments related to these global and national events, and may take actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Change ($)	Change (%)
	2024	2023
	(in thousands)
Operating expenses
Research and development	$12,288	$11,996	$292	2%
General and administrative	6,812	7,079	(267)	(4)%
Total operating expenses	19,100	19,075	25	—%
Other income (expense)
Interest income	2,674	3,197	(523)	(16)%
Other expense	(20)	—	(20)	n/a
Total other income	2,654	3,197	(543)	(17)%
Net loss	$(16,446)	$(15,878)	$(568)	4%
Research and Development Expenses
Research and development expenses were $12.3 million for the three months ended September 30, 2024, compared to $12.0 million for the three months ended September 30, 2023, an increase of $0.3 million, or 2%. The increase was due to a $0.3 million increase in salaries, related benefits, and stock-based compensation and a $0.2 million increase in cost for external development services. These increases are attributable to increased headcount and continued development during the period. These increases were partially offset by a $0.1 million decrease in laboratory supplies and equipment expense and a $0.1 million decrease in professional services costs.
General and Administrative Expenses
General and administrative expenses were $6.8 million for the three months ended September 30, 2024, compared to $7.1 million for the three months ended September 30, 2023, a decrease of $0.3 million, or 4%. The decrease was due to a $0.4 million decrease in salaries, related benefits, and stock-based compensation, attributable to reduced incentive compensation costs during the period and a $0.1 million decrease in marketing costs. These decreases were partially offset by a $0.2 million increase in professional services attributable to legal and general consulting fees, and a $0.1 million increase in facilities cost.

Other Income (Expense)
Other income (expense) for the three months ended September 30, 2024 decreased compared to the three months ended September 30, 2023. The decrease is attributable to the decrease in interest income as our cash, cash equivalents, and investments balance decreased during the period.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Nine Months Ended September 30,		Change ($)	Change (%)
	2024	2023
	(in thousands)
Operating expenses
Research and development	$37,654	$34,785	$2,869	8%
General and administrative	23,842	21,366	2,476	12%
Total operating expenses	61,496	56,151	5,345	10%
Other income (expense)
Interest income	8,349	9,517	(1,168)	(12)%
Other expense	(39)	(17)	(22)	129%
Total other income	8,310	9,500	(1,190)	(13)%
Net loss	$(53,186)	$(46,651)	$(6,535)	14%
Research and Development Expenses
Research and development expenses were $37.7 million for the nine months ended September 30, 2024, compared to $34.8 million for the nine months ended September 30, 2023, an increase of $2.9 million, or 8%. The increase was due to a $2.0 million increase in salaries, related benefits, and stock-based compensation, and a $0.9 million increase in laboratory supplies and equipment expense attributable to increased headcount during the period. Also contributing to the increase was a $0.2 million increase in facilities costs attributable to a new lease that commenced in March 2023, and a $0.2 million increase in depreciation attributable to the growth in laboratory and prototype equipment balances. These increases were partially offset by a $0.6 million decrease in professional services as more development efforts were performed by the Company.
General and Administrative Expenses
General and administrative expenses were $23.8 million for the nine months ended September 30, 2024, compared to $21.4 million for the nine months ended September 30, 2023, an increase of $2.5 million, or 12%. The increase was due to a a $1.0 million increase in professional services attributable to legal and general consulting fees, a $0.7 million increase in salaries, related benefits, and stock-based compensation attributable to increased headcount during the period, a $0.5 million increase in professional services from fees related to the shelf registration statement filed during the period, and a $0.3 million increase in facilities cost. These increases were partially offset by a $0.3 million decrease in insurance costs.
Other Income (Expense)
Other income (expense) for the nine months ended September 30, 2024 decreased compared to the nine months ended September 30, 2023. The decrease is attributable to the decrease in interest income as our cash, cash equivalents, and investments balance decreased during the period.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $53.2 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $255.4 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2024, we had cash, cash equivalents and investments of $221.2 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the nine months ended September 30, 2024, we did not sell any shares of common stock pursuant to the sales agreement.
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
Historical Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(44,836)	$(37,811)
Net cash provided by (used in) investing activities	29,144	(2,675)
Net cash provided by financing activities	704	115
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,988)	$(40,371)
Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $44.8 million, resulting from our net loss of $53.2 million and decrease in net changes in assets and liabilities aggregating $3.9 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $12.2 million, which included $9.6 million of stock-based compensation, $3.3 million of amortization of operating lease right-of-use assets, and $1.5 million of depreciation. These non-cash charges were partially offset by $2.2 million of net accretion of discounts on securities.
During the nine months ended September 30, 2023, net cash used in operating activities was $37.8 million, resulting from our net loss of $46.7 million and decrease in net changes in assets and liabilities aggregating $2.3 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $11.1 million, which included $9.1 million of stock-based compensation, $2.8 million amortization of operating lease right-of-use assets, and $1.3 million of depreciation. These non-cash charges were partially offset by $2.0 million of net accretion of discounts on securities.
Investing Activities
During the nine months ended September 30, 2024, net cash provided by investing activities was $29.1 million, resulting from $90.4 million in proceeds from the maturity of securities, partially offset by $59.4 million in purchases of securities and $1.9 million in purchases of property and equipment.
During the nine months ended September 30, 2023, net cash used in investing activities was $2.7 million, resulting from $51.9 million in purchases of securities and $2.0 million in purchases of property and equipment, partially offset by $51.2 million in proceeds from maturities of securities.
Financing Activities
During the nine months ended September 30, 2024, cash provided by financing activities was comprised of $0.7 million of proceeds from the exercise of stock options and the issuance of common stock under the employee stock purchase plan.
During the nine months ended September 30, 2023, cash provided by financing activities was comprised of $0.1 million of proceeds from the exercise of stock options and the issuance of common stock under the employee stock purchase plan.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $221.2 million as of September 30, 2024. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of September 30, 2024, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $1.6 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
U.S. District Court Proceedings
On December 14, 2023, we filed suit in the United States District Court for the Northern District of California (the “Court”) against Somalogic, Inc. (Somalogic) which recently merged with and is now part of “Standard Biotools, Inc.,” and the California Institute of Technology. This suit sought declaratory judgment that Nautilus does not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures (the ‘793 Patent), which Somalogic had allegedly licensed from the California Institute of Technology through its purchase of Palamedrix, Inc. On March 29, 2024, Somalogic filed a motion to dismiss the suit. On April 19, 2024, Nautilus filed a First Amended Complaint addressing issues raised in Somalogic’s motion to dismiss. On April 22, 2024, the Court issued an order dismissing Somalogic’s motion to dismiss as moot.The suit is temporarily stayed based upon a request of the parties.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $16.4 million and $53.2 million during the three and nine months ended September 30, 2024, respectively and $15.9 million and $46.7 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $255.4 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key opinion leaders to validate the performance and utility of our product, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the second, early access phase, we expect to work closely with early access customers to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access to our partners with broad-scale and targeted analyses and profiling of samples analyzed in our facility and shared via a cloud platform. We believe there is significant interest in our platform for targeted proteoform analyses. As such, we expect to be working with our initial early access collaborators in this area, and to leverage our learnings from those collaborations for the benefit of both our broad-scale and targeted products and services. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2025 and subsequent broad commercialization thereafter. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the last decade, the US Congress made sweeping changes to patent law in passing the America Invents Act (“AIA”). These changes include, among others, allowing third-party submission of prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The changes brought about by the AIA have not been extensively tested, and therefore increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, our competitors and others may have patents or may in the future obtain patents and may claim that use of our products infringes these patents. For example, we have received and may from time to time in the future receive letters, notices or “invitations to license” related to the use of intellectual property in our products or services, or may become the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. For example, on December 14, 2023, we filed suit in the United States District Court for the Northern District of California against Somalogic, Inc. (“Somalogic”) which merged with and is now part of “Standard Biotools, Inc.”, and the California Institute of Technology. This suit sought declaratory judgment that we do not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures (the “‘793 Patent”), which Somalogic had allegedly licensed from the California Institute of Technology through its purchase of Palamedrix, Inc. We took this action in response to Somalogic’s allegations that our proteome analysis platform infringes the claims of the ‘793 Patent. Notwithstanding our belief as to the strength of our claims, litigation generally, and patent litigation in particular, can be unpredictable. If we do not succeed in establishing that our products or services do not infringe the claims of the ‘793 Patent, it could negatively impact our business by imposing royalties on our products or services, requiring significant redevelopment of certain aspects of our products and/or preventing us from making, using or selling our products or services. Even if we were to prevail in this or any future litigation, litigation could also result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Following Brexit, medical device products entering the U.K. market will have to comply with the regulatory requirements of the Medicines and Healthcare products Regulatory Agency (the “MHRA”), including the new UK Medical Device Regulations. In July 2023, MHRA updated its guidance to reflect that the government now aims to delay implementation of the core aspects of the regulations to July 2025. These foreign regulations and any future requirements that may be implemented by regulatory authorities will increase the difficulty of obtaining and maintaining regulatory approvals and compliance in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances or certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. In May 2024, FDA issued a final rule that amends FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for LDTs. Multiple lawsuits have been filed against FDA, challenging this FDA final rule, including lawsuits filed by the American Clinical Laboratory Association and the Association for Molecular Pathology. Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge FDA’s statutory interpretations, including its decision to regulate LDTs as medical devices. These judicial challenges can lead to uncertainties in the industry. We cannot predict the full impact of the LDT final rule and ongoing litigation against the FDA on us or the industry in general. Any restrictions on LDTs by the FDA, Congress, or regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that have taken effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that have gone into effect in 2024; Tennessee, Delaware, Iowa, Maryland, Minnesota, New Hampshire, Nebraska, and New Jersey have enacted similar laws that go into effect in 2025; and Indiana and Kentucky have enacted a similar law that will go into effect in 2026. Additionally, certain other state laws govern the privacy and security of health information in certain circumstances, such as Washington’s My Health, My Data Act, which contains a private right of action. These new state laws will require ongoing compliance efforts and investment. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 30, 2024, we had 161 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.
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

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2024, we had cash, cash equivalents and investments of $221.2 million, consisting of U.S. treasury securities, mutual funds, commercial paper, corporate debt securities, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
As of September 30, 2024, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.9% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021)
3.2	Amended and Restated Bylaws of Nautilus Biotechnology, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)
10.1*	Offer Letter between Nautilus Biotechnology, Inc. and Ken Suzuki dated July 5, 2024
10.2*	Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Ken Suzuki dated September 16, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: October 29, 2024	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)