Form 10-K
period 2024-12-31
Nautilus Biotechnology, Inc.
filed 2025-02-27
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2024, as reported by The Nasdaq Stock Market LLC, was $113 million. Shares of common stock held by each executive officer and director and by each other person who is deemed to be an affiliate of the registrant have been excluded from such computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 126,148,469 shares of common stock as of February 21, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•our expectations regarding the availability of private and public research funding for proteomics research and development activities;
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
•our expectations regarding the use of proceeds from the Business Combination (as defined in Part I, Item 1 of this Annual Report on Form 10-K);
•the performance of third-party partners, manufacturers and suppliers;
•changes in applicable laws or regulations;
•our ability to raise financing in the future;
•our expectations regarding the length of time that our existing cash resources will fund our operations;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors or other key personnel;
•the volatility of the trading price of our common stock;
•our ability to develop, manufacture, support, and commercialize new products;
•our expectations about market trends;
•the impact of local, regional, national and international economic conditions and events, instability in the global financial markets and general economic downturns, on the foregoing; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”
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
By leveraging our novel platform design coupled with advanced machine learning software, we believe our Nautilus platform, which includes our end-to-end solution comprised of the proteome analysis system, consumables, and software, has the potential to rapidly and reproducibly identify up to approximately 95% of proteins in a sample from virtually any organism, and could have the ability to detect and map the diverse landscape of modifications on those proteins. We believe that unlocking proteomics has the potential to create a long-term transformation of basic science, translational research, and healthcare.
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

Additionally, challenges in operational complexity and sensitivity have limited the ability of mass spectrometry-based methods from easily, comprehensively, and quickly characterizing the entirety of the proteome.
Affinity-based approaches use the binding attraction of antibodies to proteins to capture and measure protein targets. Many of these legacy technologies measure only a single-target, or are multiplexed to cover a few specific protein targets per reaction. Newer technologies have further expanded their multiplexing capability by using a next-generation sequencing readout. However, affinity-based proteomics is inherently dependent on the availability of high quality, specific and sensitive affinity reagents, which can impact scalability, reproducibility and accuracy. Consequently, we believe researchers are forced into an unattractive trade-off between the number of samples in a study and the depth and breadth of the analysis. These trade-offs limit researchers’ ability to advance characterization of the proteome to match the current, and highly valuable, characterization of the genome. We believe the limitations of both mass spectrometry and affinity-based technologies have prevented progress towards achieving comprehensive proteome characterization, including measurement of the many known modifications to proteins. If detecting and quantifying the complexity of the human proteome were as simple and easy as detecting an entire human genome, we believe a new set of questions could be asked:
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
We plan to initially target the life sciences proteomics research market and are currently entering the first phase of our product development and commercialization strategy. In this first phase, we are focused on developing partnerships with key biopharma companies and leading academic institutions to create a founding group of collaborators that will gain experience with our technology, jointly publish research using our Nautilus platform, and generally help validate our initial applications. As of the date of filing this Annual Report, we have research collaborations with Genentech, Amgen, The University of Texas MD Anderson Cancer Research Center, and The Buck Institute for Research on Aging. In the second phase of our product development and commercialization we plan to launch an early access program offering more standardized applications to an expanded group of collaborators. We believe this growing group of collaborators will become important reference sites and key influencers that will aid in the market adoption of our Nautilus platform, and will help us build a strong value proposition ahead of full commercial launch. In our third phase of commercialization, we intend to execute a broad commercial launch of our Nautilus platform including the introduction of our proteome analysis system, which is an integrated fluidics and optics system for massively parallel single protein molecule detection, accompanied by consumable reagents and analysis software, in direct sales to customers across academia and industry. The launch of our proteome analysis system is expected to be done with a multi-year product roadmap of system enhancements and new applications designed to help our future customers achieve their research objectives and expand the utility of our Nautilus platform. We also plan to leverage our machine learning software to build a data analysis and insights engine that improves over time as we grow our data sources and the analysis learns to deliver better accuracy and identify new potential discoveries. We believe by following this methodical pathway, we can optimize the development of our Nautilus platform, establish a steady flow of validating publications, appropriately scale our operations, deliver exceptional customer experiences, and help ensure we are delivering long term value and revenue growth.
Since inception in 2016, we have worked diligently to secure a strong intellectual property portfolio, and we have successfully filed and obtained numerous key patents. Our management team also brings a unique combination of experiences from the fields of technology and life sciences, with a proven track record of building successful businesses based on novel technology. Our company is a highly interdisciplinary organization with deep subject matter expertise across scientific disciplines in chemistry, molecular biology, physics and bioinformatics, and as of December 31, 2024 over one-third of our employees have a Ph.D. Our organization is driven by the pursuit of deep, hard science, and our Scientific Advisory Board is comprised of world-renowned scientific leaders that support our vision.

OUR STRENGTHS
•Highly disruptive proteomics technology. Our Nautilus proteome analysis platform is designed to be a completely novel, single protein molecule analysis technology of extreme sensitivity, high throughput, and ease-of-use. Leveraging a scalable and flexible system architecture, advanced machine learning and algorithms, we believe our Nautilus platform has the potential to identify substantially all proteins in a sample from almost any organism. We also believe that by measuring single intact protein molecules, our platform has a highly differentiated and unique ability to also detect and quantify combinations and patterns of post-translational modifications, which are strongly suspected to be critical drivers of biology and have been largely invisible to legacy technologies to date.
•Novel end-to-end proteomics detection platform of extreme sensitivity. We aim to be the first commercially available proteomics detection platform technology and end-to-end solution to decode and quantify approximately 95% of the entire proteome, including the variations and modifications of proteins. Our Nautilus platform consists of instruments, reagent consumables and software that we believe has the potential to deliver broad proteomic profiling to the market and potentially unlock the vast, dynamic, and valuable biological information contained in the proteome. With each instrument sale, there is expected to be accompanying recurring revenue comprised of reagent consumable sales, instrumentation service, support, and software that creates a comprehensive proteomics solution.
•Open, flexible and customizable technology platform. Our Nautilus platform is designed to allow our customers to analyze their samples in a variety of run configurations by utilizing flow cells which each contain 4 discrete and independent lanes, analyzed on an instrument that can be loaded with up to 3 flow cells per run. Our platform is currently designed to either maximize analysis depth by running all 12 lanes on 1 sample, or maximize analysis throughput by running a single sample per lane. This design is also highly compatible with molecular barcoding, which may be introduced in the future to multiplex increasingly larger sample numbers per run. Further, with the introduction of an affinity reagent labeling kit, our platform is also designed to be able to incorporate off-the-shelf affinity reagents that have already been created by biopharma, academia, or commercial affinity reagent manufacturers. We believe that the ability to customize the type of analysis performed by adding or combining these affinity reagent probes with our Nautilus provided reagent kits could provide a very powerful and desirable analysis for our customers.
•Immense data production capacity coupled with machine learning can unlock new proteomic insights. We have designed the Nautilus platform to create and process a vast amount of proteomic data. The Nautilus platform is expected to generate up to approximately 35 terabytes of digital protein data per run, which will then be decoded using our proprietary machine learning algorithms and cloud-based data processing infrastructure. As we expand and enrich our database with increasing amounts of digital proteomic data over time, we plan to deploy our machine learning algorithms to continuously improve and benefit from each new experiment generated with our Nautilus platform. We believe that this feedback loop has the potential to deliver future value to our customers through the continuous improvements in our analytics, thereby encouraging the analysis, and re-analysis, of more samples through our Nautilus platform to benefit from these advancements.
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
•Our experienced, multidisciplinary team brings together a group of individuals with diverse backgrounds to disrupt the field of proteomics. Nautilus’ leadership team represents a unique and valuable hybrid of technology and biotech experience. Several members of the executive team and board of directors held leadership roles at Illumina, Agilent Technologies, and Isilon, and helped to guide strategy and manage execution both before and throughout the rapid growth and success for those businesses. We view the core design thesis behind the Nautilus platform technology development as a non-traditional approach to new product development within life sciences that requires thinking at the intersection of three unique disciplines not often found together—life sciences, computer and data sciences, and physical sciences and engineering. As such, we have assembled a team of individuals with experience across many different disciplines, including protein biochemists, nano-fabrication engineers, software and machine learning engineers, single-molecule biophysicists, optical engineers and others, all working together toward our common goal.
OUR STRATEGY
•Drive adoption of our Nautilus platform by providing the life sciences industry with access to the proteome. We believe our Nautilus platform has the potential to provide value across the life sciences ecosystem as the first end-to-end solution capable of substantially quantifying the proteome. The utility and potential applications are expected to be broad and serve basic research and discovery, translational and clinical research, and ultimately enable clinical diagnostic market segments. We intend to drive adoption of our Nautilus platform through a three-phase commercial strategy that begins with an initial partnership and collaboration phase with biopharma companies (such as our existing relationships with Genentech and Amgen), academic institutions (such as our existing relationship with The University of Texas MD Anderson Cancer Center and The Buck Institute for Research on Aging, and others) and research organizations where we aim to jointly publish data utilizing the first versions of our Nautilus platform, followed by a pre-sales or early access program to drive awareness and demand, and finally culminating in a full commercial launch.
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
•Build long-term value by leveraging the open design of our Nautilus platform to create an ecosystem of products and services based on our core technology. Our Nautilus platform is compatible with a wide variety of protein affinity reagents, which we believe will allow us to create a broad menu of applications compatible with our technology. Our Nautilus platform is also designed to be highly customizable, which we believe will allow us to create an infrastructure that enables our customers to design their own custom solutions and applications. We believe that commercializing our technology with a set of standard product applications, alongside the ability to maintain a flexible approach for designing new applications with our customers, could potentially lead to an entire ecosystem of products and services leveraging our core technology.
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

Molecular profiling techniques, such as next generation sequencing (“NGS”), have led to widespread genomic characterization and unprecedented access to genomic information. While this information has certainly enhanced our knowledge of complex biological systems, there is still a tremendous amount of detail at the protein level that remains largely unknown. The field of proteomics seeks to address this gap, and is an area of scientific research that involves the identification, characterization, and quantification of proteins in whole cells, tissues, or body fluids. To date, there has been very little technological advancement in how to physically measure a protein, and this has been a major impediment towards creating the same level of access to proteomic detail as we have with genomic detail today.
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
Since 2002, global R&D expenditure has increased close to three-fold and is expected to reach approximately $366 billion by 2030 according to EvaluatePharma’s 2024 report. Despite such investments, the number of new drugs approved each year has failed to increase proportionally. It can take more than 10 years to bring a drug to market, and the cost has grown significantly in the past decade from approximately $1.2 billion in 2010 to approximately $2.0 billion in 2019. The increasing cost, time and complexity of drug development have driven down the rate of return on R&D to less than 2% in 2019 for the 12 leading biopharmaceutical companies analyzed in a 2020 report by the Deloitte Center for Health Solutions.
Approximately 95% of FDA-approved drug targets are proteins, and most other drugs interact with, or are influenced by signal transduction cascades mediated by proteins. As such, an understanding of the proteome is paramount to understanding pharmacology.
As existing approaches only allow us to routinely quantify a fraction of the proteome, biopharmaceutical companies have become increasingly adept at identifying possible targets within what is currently observable, and as such, many viable targets have been exhausted. Despite the many hundreds of thousands of biomarker research studies estimated to have been published to date, there are only approximately 180 unique pharmacogenomic biomarkers with FDA approval for use with therapies today. This number of approved biomarkers is alarmingly low, and further highlights the shortfall of attempting to predict a protein biomarker’s expression level and function primarily from genetic data. Unfortunately, researchers have been forced to use this method, given the availability of powerful tools in genomics without the corresponding power and breadth of tools available in proteomics. With an advancement such as the Nautilus platform, we believe researchers will have the power to deeply and comprehensively measure the physical proteins at the root of disease, dramatically increasing the potential to identify more clinically meaningful biomarkers with greater precision in the practice of medicine. We believe a breakthrough increase in throughput would enable researchers to more deeply measure large cohorts, thereby powering studies at the scale required to quickly and cost-effectively discover new critically important biomarkers.
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
Limitations with Affinity-based Approaches
Where mass spectrometry-based approaches have been widely used for broad scale protein discovery applications, affinity-based approaches have generally been used for targeted protein measurements. Affinity-based protein detection commonly utilizes affinity reagents that are designed to be very specific to an individual protein target that is already known to the researcher. Additionally, the ability of an affinity reagent to selectively bind to its target may also be impacted by protein specific factors, such as the protein’s folded structure and orientation. Lastly, affinity-based approaches intended to target more than one protein at once in a sample commonly require a different affinity reagent for each target. Despite decades of ongoing efforts, there are still nowhere near the number of affinity reagents in existence today to attempt to measure the full proteome. In general, affinity-based approaches are most useful when the end user has a relatively small pre-defined set of targets they want to measure, and because the affinity reagents themselves only detect a small portion of the intended target, this method is also not capable of resolving unique proteoform patterns at the single protein molecule level today.
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
A Single Protein Molecule Flow Cell
The Proteome Analysis System: An Integrated Multi-cycle Optical and Fluidics Instrument
A Novel Class of Affinity Reagent Probes for Efficient Whole Proteome Analysis
Machine Learning Protein Decoding Analytics

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
To break through these barriers, we have designed our Nautilus platform with a fundamentally different approach: to measure billions of individual protein molecules at a time, in a massively parallel and efficient workflow. Our internal testing has demonstrated that our hyper-dense single-molecule protein nanoarrays contain over 3 billion landing pads per chip. Our team has developed a process for manufacturing our nanoarray as the foundational component of our flow cell consumable. The flow cell itself is comprised of a nanometer-scale fabricated chip that holds the individual protein molecules in place on the surface in a landing pad, encapsulated by a fluidics channel that allows for reagents to flow across the surface. Our design includes the isolation of individual proteins in a protein library preparation by binding them to a much larger nanoparticle scaffold which has been created to hold exactly one protein molecule.
These nanoparticle scaffolds can be reliably made to precise sizes, and the flow cell nanoarray surface can then be generated by well understood manufacturing processes to create surface features, which we call landing pads, that match the dimension of the scaffold. As each landing pad can only hold one scaffold, and each scaffold can only hold one protein molecule, the introduction of scaffold-protein complex onto the nanoarray surface generates a self-assembling, high-density single protein molecule array (as seen in the above and below illustrations). The attachment between the scaffold and the nanoarray surface is extremely robust, enabling scaffolds to persist through extensive reagent washing across many cycles.

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
Nautilus Single Protein Molecule Flow Cell is Designed at Nanometer-Scale to Cover the Information Density Needed to Measure Approximately 95% of the Human Proteome

3400
2775
2150
1525
900

3 BILLION LANDING PADS/CHIP

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

Nautilus Platform Multi-Cycle Affinity Reagent Probe Binding, Imaging, Washing, and Re-Binding
To achieve extreme sensitivity and scale, we have designed a novel instrument that integrates reagent fluidics with a sensitive high-resolution optical imaging system to cyclically measure all single protein molecules captured on the flow cell. Our affinity reagent probes are labeled with proprietary fluorescent labels that help improve both the signal-to-noise and speed of our assay chemistry. The instrument introduces labeled affinity reagent probes into our flow cell, allowing them to briefly incubate, then rinse off unbound molecules, and then rapidly images the entire surface. During the imaging process, a laser system is used to excite and illuminate the fluorescent labels. The high-resolution imaging components allow resolution sufficient to characterize each individual protein molecule, generating data as shown in the above illustration.
Once an imaging pass is complete, the instrument then washes the flow cell, leaving the proteins fully immobilized, and rinses out the wash reagent before pursuing additional cycles. Samples may be multiplexed in a variety of ways to enable higher sample throughput and to reduce the cost per sample. A typical full scale proteome run will generate approximately 35 terabytes of data, which is then compressed to a digital binding matrix for downstream analysis by our cloud-based software-as-a-service, SaaS, analytics suite.
3.Multi-Cycle Binding and Detection using Affinity Reagent Probes Enables an Entirely New Way to Detect Proteins and their Modifications
Our Nautilus platform technology is designed with fundamentally different principles of how to use and exploit the properties of affinity reagents compared to prior methods. Historically, affinity reagents have been qualified for use based on their specificity to a given protein target, and showing the ability to bind strongly to that specific target. In order to see and measure a single protein target, a researcher would require an affinity reagent of sufficient specificity to detect it. These higher specificity affinity reagents are commonly used for bulk measurements, and are typically only used for one single bulk measurement event (or cycle) and then discarded.
By using these same high specificity reagents in our multi-cycle system, we believe it is possible to detect each specific protein target now at the single-molecule level, enabling digital quantitation. We further believe it is possible to expand this concept, and use our Nautilus platform with a wide variety of “off-the-shelf” affinity reagents that are highly specific to multiple individual protein targets. Also and of particular importance, is these off-the-shelf affinity reagents can often also target very specific sites on the protein itself, such as post-translational modification sites. Using affinity reagent probes that target very specific locations and features of proteins will allow the Nautilus platform to detect and quantify the different patterns and varieties of post-translational modifications (i.e. the proteoforms).
In a highly innovative and counterintuitive way, our Nautilus platform has also been designed to exploit low specificity affinity reagents. Identifying the tens-of-thousands of different proteins in a proteome would require a prohibitively large number of traditional highly specific affinity reagents. We therefore explored the possibility of using affinity reagents that bind short, linear epitopes (e.g., target protein sequences of 3-4 amino acids each) with moderate specificity, such that each affinity binding reagent probes and binds to many different proteins that contain the short linear epitope target, each we describe as a “multi-affinity reagent probe”. While the binding of a single multi-affinity reagent probe is not sufficient to identify a given protein, sequential binding events using a series of multi-affinity reagent probes can create enough information that it is sufficiently powerful to accurately identify an exceptionally broad number of proteins present in a sample. In this approach, each new multi-affinity reagent probe that is introduced in a cycle of binding and imaging provides additional evidence and gradually narrows the list of possible protein identities. Hereafter, we refer to this approach as Protein Identification by Short-epitope Mapping (PrISM). Our Nautilus platform technology is estimated to achieve the detection of the vast majority of proteins in the proteome using a combination of approximately 300 unique multi-affinity reagent probes.
Nautilus Platform Technology Protein Identification with Increasing Multi-Affinity Reagent Probe Cycles
Source: A theoretical framework for proteome-scale single-molecule protein identification using multi-affinity protein binding reagents. Jarrett D. Egertson, Dan DiPasquo, Alana Killeen, Vadim Lobanov, Sujal Patel, Parag Mallick bioRxiv 2021.10.11.463967.
4.Machine Learning Protein Identification Software
Among the most unique aspects of our Nautilus platform is the integration of a proprietary machine learning-based protein identification analysis software engineered to work with the type of data our system generates. As discussed, more typical measurements for high specificity affinity reagent probes can be used in our system to identify, and thereby quantify, each protein from a single binding and imaging step. These high specificity affinity reagent probes can provide a lot of information about a small number of proteins, and as such it would take an exceedingly large number of highly specific affinity reagent probes and therefore an exceedingly large number of cycles to measure every protein in the proteome. To enable broad protein identification on our system, we instead use our multi-affinity reagent probes that can bind to hundreds or even thousands of individual proteins in a given cycle. Protein identification and quantification can be extended to proteoform-resolution by incorporating high specificity affinity reagent probes against protein targets of interest.
Our proprietary algorithm is thereby trained using experimental data from our probe development process that provides a baseline estimate of how likely each probe is to bind to each protein in a reference proteome database. As data is collected, a binding matrix is generated for each protein coordinate. For example, a given coordinate [2,1] may have bound probes during cycles [4, 11, 25, 26, 27, 65, and 201]. This data is then fed into our machine learning protein identification analysis to determine which protein is most compatible with the observed pattern of binding. The illustration below provides a view of our machine learning protein identification analysis at work by observing the confidence the algorithm has with respect to each protein as additional cycles of data are collected. On average, it takes roughly 15 cycles of multi-affinity reagent probe binding events to uniquely identify a protein. Prior to 15 cycles, there is a lot of variability in which protein is likely to be at a given spot, but then after 15 cycles, the algorithm locks in on a precise protein and becomes increasingly more confident in its identification. Further, with each additional cycle the other potential proteins become increasingly less likely.

Nautilus Platform Technology Can Identify a Protein by Analyzing Data from Multiple Cycles of Affinity Reagent Probe Binding Event with High Probability.
Source: Internal Data
The machine learning protein identification analysis is run for each of the 10 billion protein molecules captured across three flow cells in parallel to identify each protein molecule present. Following this, identifications are coalesced to infer an estimate of the quantity of each protein. As the algorithm learns more and more about each affinity reagent probe’s binding characteristics, both within and across Nautilus platform data sets, it is able to adapt and update its confidence in each protein identification, essentially getting “smarter” over time. As a result, the machine learning protein identification analysis is able to re-analyze data collected in the past and continuously improve upon its ability to identify proteins within that data.
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

•Step 1 – Sample Preparation
The Nautilus sample preparation process attaches a label to extracted proteins and then attaches them to a proprietary scaffold to isolate them individually, thereby creating a library of single protein molecules. This process was designed to be simple, robust, and rapid. Internal tests demonstrate that substantially all of the proteins are attached to the scaffold during the library preparation process, which requires minimal hands-on time over a 2-day protocol.
•Step 2 – Sample Deposition onto the Flow Cell
The protein library is then deposited onto the three flow cells capable of holding up to 10 billion intact single protein molecules. The landing pads on the flow cell are matched to the size of the protein-attached scaffold, thus allowing only one protein to be deposited per site. This element of the process was specifically designed to enable massively parallel, rapid, single-molecule sampling of proteins, as shown in the flow cell occupancy figure below.
•Step 3 – Integrated Imaging and Fluidics System Processing Multiple Cycles of Affinity Reagent Probes
Following protein library deposition, the proteome analysis system then initiates the multi-cycle interrogation of each single-molecule bound to the surface of the flow cell. This process entails introducing fluorescent dye labeled affinity reagent probes into the flow cell, rinsing out the unbound fraction, imaging the surface area, and then stripping and washing the affinity reagent probes away. This entire process is then repeated sequentially to collect data on the desired number of cycles in the system run, where each cycle is a unique batch of affinity reagent probes intended to identify a set of targets.
•Step 4 – Processing of Digitalized Proteomic Data
After the proteins on the flow cell have been iteratively imaged over the determined number of cycles, the resulting raw images are converted into a coordinate map with corresponding illumination signals indicating positive affinity reagent probe binding events, effectively digitizing up to approximately 35 terabytes of raw image analyzed proteomic data.
•Step 5 – Machine Learning Analytics - Decoding, Protein Identification, and Quantity
In the final step of the workflow, the digital proteomic data is analyzed by our cloud-based machine learning protein identification analysis software. The data is converted to protein identities during this analysis, evaluating the characteristics of each affinity reagent probe binding event at each location to determine protein identity and quantity.
Nautilus Platform Technology Performance
Simple and Robust Sample Handling
Nautilus’ straightforward sample protein library preparation is designed to convert protein samples into a format optimized for single-molecule deposition on our flow cell. The process has been designed to be accessible to virtually any life sciences researcher. In addition, the protocol is highly compatible with standard lab automation equipment and workflows, which is expected to further minimize the effort required while increasing laboratory processing throughput. Also, unlike existing shotgun proteomics methods, no sample protein digestion is required in our method which in turn makes the workflow very simple. The result is a process that is expected to effectively prepare a sample into a library ready to load on the flow cell with minimal hands-on time completed over a 2 day period.
A key feature of our Nautilus platform is the large scale (up to billions) of protein molecules that we believe can be measured massively in parallel on our single-molecule flow cells. An analysis of nearly 1,000 flow cells showed typical sample loading of nanoparticle scaffold libraries yielded near complete flow cell occupancy, which demonstrates the speed and efficiency of our sample handling process.
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
Protein Library Remains Bound to Flow Cell During Repetitive Affinity Reagent Probe Binding and Wash Cycles
Nautilus Platform Sensitivity
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
Development and Characterization of Multi-Affinity Reagent Probes
Multi-affinity reagent probe discovery and development pipelines have been built that generate multi-affinity reagent probe candidates that target short peptides, typically three amino acids in length. These pipelines employ multiple candidate discovery methods to identify and select antibody, antibody fragment, or nucleic acid based candidate multi-affinity reagent probes. Promising candidates are further screened in assays to determine EC50 values off-platform (example results for two candidate multi-affinity reagent probes shown below), and then leads are evaluated in detail for their performance on the Nautilus proteome analysis platform.

Multi-Affinity Reagent Probe Discovery and Development Pipeline
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

The Nautilus Platform Detection of Proteoform Patterns
On our Nautilus platform, we are able to use existing commercially available affinity reagents to perform detailed mapping of proteoform patterns at the single protein molecule level. We do this by measuring individual proteins at each specific post-translational modification site over multiple cycles, each cycle targeting a different specific site or feature of the protein. Illustrating this concept in the diagram below, during the first cycle we use an anti Tau affinity reagent probe to identify all of the Tau proteins present on the flow cell. Then over the next 4 cycles we detect each Tau molecule again, only now with a slightly different affinity reagent probe that targets a different isoform or phosphorylation modification on the Tau protein. In this simple workflow using only 4 position-specific Tau affinity reagent probes, our technology is able to distinguish up to 16 different proteoforms (4 position-specific targets = 24 possible forms of Tau based on variation in protein length or site phosphorylation status).
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

Nautilus Platform Development Plan Key Areas of Focus
In order to commercialize our platform, we plan to advance the development of our technology across all components including chemistries, reagents, consumables, instrumentation and analysis software. The prototype of our proteome analysis system has generated all of our internal data to date, and we are continuing the development process to optimize, improve upon, and validate the final designs, formulations, protocols, manufacturing processes, and software code comprising our Nautilus platform.
Our development plan will build upon the foundational achievements our prototype technology has made in several key areas, with the goal of ultimately allowing us to fully realize the potential of our technology. We plan to focus on the continued improvement of our flow cell designs. Having initially demonstrated that prototype versions of our flow cells can functionally achieve approximately 10 billion discrete single protein molecule landing pads per instrument run, we plan to further optimize the landing pad spacing, density, manufacturing process and chemistries of the first commercially available flow cells. We also intend to focus on the completion of the final engineering design of our proteome analysis system, where we plan to complete the development of manufacturing processes to integrate and test all completed sub-systems including the high-speed optical subsystem, fluorophore excitation laser, and micro-fluidics system in combination with our flow cell. We also plan to continue expanding the number of affinity reagent probes and chemistries that can be used within our proteome analysis system for both broad scale proteomics quantification and target quantification of proteoforms at the single molecule level. Our aim is to create a broad portfolio of affinity reagent probes through in-house reagent development efforts and through strategic partnerships where we qualify already developed reagents for compatibility with our technology. Lastly, we intend to continue the development of our analysis software, where we expect improvements to our algorithms and analysis that will help with the speed, accuracy, and reliability of our commercial proteome analysis system performance.

APPLICATIONS OF OUR TECHNOLOGY
The Nautilus platform technology is an open platform that is designed to leverage a wide variety of reagents to read and quantify the proteome and proteoforms
We believe that our Nautilus platform technology is designed to represent one of the first truly novel technologies for the detection and quantitation of proteins and proteoforms by leveraging the creation of our single protein molecule flow cell in combination with a broad range of affinity reagent probes. By design, our Nautilus platform technology is open to the use of virtually any affinity reagent, where each reagent can be efficiently chemically labeled and used in our multi-cycle process to identify and quantify a protein library. We further believe one of the inherent strengths of the open design of our Nautilus platform is the ability to use reagents across a range of different binding profiles to create unique applications that unlock different types of important biological information.
On one end of the spectrum (above left), our technology is designed to harness the power of low specificity multi-affinity reagent probes that will potentially allow us to detect substantially all of the proteome. On the other end of the spectrum (above right), we believe we can apply high specificity affinity reagent probes that detect and quantify individual target proteins of interest, and the post-translational modifications of these target proteins to detect and quantify the various proteoforms that may exist. We believe it is this inherent flexibility of reagent applications on our Nautilus platform that will enable a broad suite of uses across research, discovery, translational and clinical applications. Because of this inherent flexibility, we also believe our Nautilus platform will spark the creation of new and unforeseen applications, in a similar market expansion and innovation trend that was experienced in the years following the launch of open and flexible NGS platform technologies.
The open nature of the Nautilus platform creates the opportunity to partner with third-parties on the development and supply of affinity reagent probes for use on our instrument.
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
A deeper level of detail and molecular complexity also clearly exists beyond the estimated 20,000 proteins in the human proteome, and we expect our customers to utilize proteoform specific reagents for the profiling, mapping, and characterization of post-translational modification patterns on proteins of interest. It is estimated there are as many as 6,000,000 different proteoforms produced through protein modification pathways that hold critical biological and contextual information on the function and purpose of the proteins in our cells. We believe our customers could show strong interest in this important field of research given the lack of technologies and tools in existence today capable of mapping multiple features on a single protein in one analysis workflow. We believe discovery focused proteoform specific reagents could be used in combination with our multi-affinity reagent probe broad protein detection method to enhance the output of our analyses.
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
Proteome Analysis System
Our proteome analysis system is a high-resolution optical imaging system coupled with integrated fluidics and liquid handling sub-systems. The system is designed to deposit protein libraries onto a flow cell and to process labeled multi-affinity reagent probe binding and imaging cycles rapidly in order to decode and quantify the vast majority of proteins present in biological samples. After the reagent kits, samples (protein libraries), and flow cells are loaded onto the system, the remainder of the workflow is automated.
Reagent Kits
System run reagent kits are comprised of four main components: sample preparation, flow cell(s), multi-affinity reagent probes, and instrument buffers used to perform multi-cycle analysis runs.
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
Affinity reagent probes will also be included as a reagent kit. Kits will be offered in configurations that cover a catalog of proteomic content. We intend to supply a standardized set of multi-affinity reagent probes for the broad-scale detection of proteins, or “proteome kits,” as well as protein-specific or proteoform-specific kits, or “targeted proteoform kits,” focused on high interest protein targets in key disease areas. Additionally, custom affinity reagent probe labeling kits are expected to be supplied in the future to enable customers to label their own in-house developed or purchased affinity reagents to be compatible with Nautilus workflows for use on the system.
Software & Analysis
Our machine learning analysis software suite also is expected to be utilized as the analysis engine to decode the proteome system raw data into protein identifications and counts. Our software is expected to be a SaaS based service, utilizing Nautilus’ machine learning computational algorithms required to identify and quantify the proteins or proteoforms present in a sample run on the system. Our software is a learning and evolving system, which we are designing to improve in accuracy over time as the multi-affinity reagent probe binding profiles are refined and trained across a growing database. We expect our software enhancements in performance will also be accessible to customers who wish to re-analyze prior run data with later versions to deliver new insight and discovery value.
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
We initially intend to target customers with a history of strong focus in proteomic research, and a substantial annual research budget allocation for proteomics technologies and proteomic data. We expect many of our customers will already have access to existing proteomic or genomic analysis capabilities including a segment of the greater than 16,000 system install base of mass spectrometry detection systems. Our early customers are expected to span laboratories focused on basic and translational research in large pharma and biotech research groups, academia, and large-scale commercial and academic multi-omics research laboratories. As our Nautilus platform becomes established in these customer segments, we further intend to expand our commercialization into clinical settings, where our target customers are expected to include pharma and biotech clinical development groups, contract research organizations, and ultimately, diagnostic laboratories.
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
Because we believe our unique approach to protein and proteoform detection is a significant deviation from any prior method, we believe it is critical to provide the market with peer reviewed publications describing our technology and its performance capabilities, and to demonstrate its ability to deliver new biological insight. Our publication strategy is a key component of our overall go-to-market plan, and we expect to spend considerable time and resources building these fundamental proof-sources to accelerate adoption of our proteome analysis system. We further believe that once our proteome analysis system is launched, key performance indicators of our success would include publications and references to our platform technology. We intend to track this closely, and we expect to invest both internally and externally to accelerate the pace of new research and publications leveraging our Nautilus platform pre- and post- proteome analysis system launch.
Go-To-Market Strategy
We expect our proteome analysis system technology will be highly disruptive to the current proteomics technology and market landscape, and as a result, we have designed our go-to-market plan with a strategy that combines elements of highly successful mass spectrometry and NGS platform technology introductions and commercialization. We also believe that engaging with the market early is a critically important activity in building confidence and awareness of our technology and its capabilities.
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
Collaborations & Partnerships
We believe that directly engaging our future customers early, well before system launch, will have the potential to be a very important differentiator to raise awareness of our platform technology as it matures throughout the formal development process, and to build credibility as we educate the community on our scientific approach. We believe the most effective way to engage our future customers now is through research collaborations, with the primary purpose of driving new and meaningful biological insights while demonstrating our technology’s performance, unique characteristics, and capabilities. We continue to maintain a formal program for identifying collaborative research partners and establishing new relationships in specific research areas where we wish to generate data and publications highlighting the value of single-molecule proteomics. We also believe we can use these collaborations to improve the performance characteristics of our technology during development, and we can shape the system and run parameters to more precisely meet our customer’s needs. We further intend to target projects within these engagements that will help to define and validate our first launched product applications, which we expect will further aid in the rapid adoption of such applications once directly commercialized as products.
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
We further intend to build on the momentum of our Early Access Program by expanding it to include a small group of target customers to evaluate of our first generation proteome analysis system on site at their facilities. Our goal in the planned proteome analysis system Early Access Program is to establish this influential group of customers as reference sites ahead of our broader commercial launch, and to integrate the learnings from our system performance outside of our own laboratories to improve the performance and robustness of our system and process design.
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
Partnerships
In December of 2020, we signed a research collaboration agreement with Genentech to engage in a pilot study using our technology to investigate proteoforms of the Tau protein, an important biomarker of neurodegenerative disease. In October 2021, we entered into a research collaboration agreement with Amgen in which the Nautilus platform may be used across a number of projects to investigate proteins and proteoforms of interest to the both organizations. In October 2021, we signed a research agreement with The University of Texas MD Anderson Cancer Center. And, in February of 2025, we entered into a research collaboration with The Buck Institute for Research on Aging where the Nautilus platform may be used across a number of projects focused both on proteoform analysis of the Tau protein, as well as new projects and analysis methods exploring other platform applications. All of the above research collaborations are consistent with our objectives in Phase I of our commercial go-to-market strategy to establish external collaborations and relationships that produce data and publications exploring the utility and strengths of our Nautilus platform technology.
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
COMPETITION
The life sciences market is highly competitive. There are other companies, both established and early-stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, multiplexed or high-throughput proteomic analysis. Nautilus currently competes with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. Major competitors include Thermo Fisher Scientific (including Olink); Bruker Corporation; Agilent Technologies; Danaher (SCIEX); Becton, Dickinson and Company; Quanterix; Standard Biotools (formerly known as Somalogic). Nautilus also competes with a number of emerging companies that are developing proteomic products and solutions. Some of these companies may be further along in their commercial and operating plans than we are, including actively commercializing products and growing established marketing and sales forces. Other competitors are earlier than us, and in the process of developing their technologies for the life sciences market which may lead to products that rival or replace our products.
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
GOVERNMENT REGULATION
The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain medical devices are subject to regulation in the United States by the Center for Devices and Radiological Health of the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and comparable state and international agencies. FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), or premarket approval pursuant to the FDC Act prior to marketing, unless subject to an exemption.
We intend to label and sell our products for research purposes only (“RUO”) and expect to sell them to academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, are not subject to regulation by FDA. Rather, while FDA regulations require that research use only products be labeled with – “For Research Use Only. Not for use in diagnostic procedures.” – the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.
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
In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production, and marketing. Products that we may develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (“IVDs”) by the FDA and comparable agencies in other countries. In the U.S., if we market our products for use in performing clinical diagnostics, such products would be subject to regulation by the FDA under pre-market and post-market control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior premarket approval from the FDA before commercializing the product.
The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FDC Act. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k)

device or a “pre-amendment” class III device for which pre-market approval applications (“PMAs”) have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. If no legally marketed predicate can be identified for a new device to enable the use of the 510(k) pathway, the device is automatically classified under the FDC Act as class III, which generally requires PMA approval. However, FDA can reclassify or use “de novo classification” for a device that meets the FDC Act standards for a class II device, permitting the device to be marketed without PMA approval. To grant such a reclassification, FDA must determine that the FDC Act’s general controls alone, or general controls and special controls together, are sufficient to provide a reasonable assurance of the device’s safety and effectiveness. The de novo classification route is generally less burdensome than the PMA approval process.
Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (“IDE”) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.
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
For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (“LDTs”) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (“VALID Act”), which aims to create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of the FDA’s oversight. To date, Congress has not passed the VALID Act. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for most laboratory-developed tests (LDTs) and amended the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. This final rule is being challenged in federal courts.
In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, including this LDT final rule. Further, the new administration, including changes in the leadership at the FDA and other federal agencies, may issue new policies and regulations that can impact the compliance status of our products or that of our customers. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.
Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We would become subject to additional FDA requirements if our products are determined to be medical devices or if we elect to seek 510(k) clearance or premarket approval. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements, including U.S. healthcare fraud and abuse laws, such as the federal Anti-Kickback Statute and the False Claims Act, as well as reporting and transparency laws, such as the Sunshine Act.
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the IVD Medical Device Regulation (“IVDR”) European Union (“EU”) 2017/746. The EU IVDR was entered into application on May 26, 2022, which replaced the IVD Directive and aims to improve the quality, safety and reliability of in vitro diagnostic medical devices with a new risk-based device classification system, provide for more detailed and stringent rules on the evaluation of device performance, and to enhance vigilance and post-market surveillance, among other changes. Outside of the EU, regulatory authorization needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.
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
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by covered entities subject to HIPAA, such as health plans, health care clearinghouses and healthcare providers, and their respective business associates that access protected health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
In addition, in the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies. The California Privacy Rights Act (“CPRA”), whose substantive provisions go into effect in 2023, revises and expands the CCPA. While we are not currently subject to the CCPA, we may in the future be required to comply with the CCPA, which may increase our compliance costs and potential liability. Furthermore, the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
Further, with the end of the United Kingdom’s transition period to leave the European Union, or the Brexit transition period, on December 31, 2020, there is uncertainty with regard to medical device and data protection regulations as well as other regulations that may apply to our industry in the United Kingdom, including new guidance, rules, and regulations by the Medicines and Healthcare products Regulatory Agency (“MHRA”).
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
As of December 31, 2024, we owned or held exclusive licenses to thirty one issued U.S. patents, approximately sixty pending U.S. non-provisional patent applications, approximately nineteen pending U.S. provisional patent applications, approximately twenty five granted foreign patents, and approximately one hundred thirty six pending foreign patent applications, including twenty four international patent applications filed under the Patent Cooperation Treaty (PCT application). Our owned and exclusively licensed patents and patent applications, if issued, are expected to expire between 2026 and 2044, in each case absent any patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
Trademarks
As of December 31, 2024, we owned approximately thirty four registered trademarks covering four different marks in Australia, Brazil, Canada, China, the European Union, India, Israel, Japan, Mexico, Singapore, Switzerland. In addition, we have approximately twenty pending trademark applications covering seven different marks in the U.S., Brazil, Canada, China, India, Japan, Korea, and Mexico.
Collaboration Agreements
We have entered into research collaboration agreements with Genentech in December 2020, with Amgen in October 2021, with The University of Texas MD Anderson Cancer Center in October 2021, and with The Buck Institute for Research on Aging in February 2025. Under each of these agreements, respective research collaboration teams are using prototype versions of the Nautilus platform in pilot projects to learn about it’s capabilities and accelerate the development process to meet the needs of our future customers. These agreements are for research only and are not expected to generate any revenues, however they may provide opportunities for the parties to jointly apply for and secure grants, awards, or other government or non-profit research funding
Scientific Advisory Board
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
Employees and Human Capital
As of December 31, 2024, we had 155 employees, all based in the United States, over one-third of whom hold doctorate degrees. Of these employees, 110 were engaged in research and development activities, and 45 were engaged in general and administrative activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.
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
•We expect that we will need to raise additional capital to fund our development and commercialization plans.
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
General Risk Factors
•We will continue to incur significant costs and management resources as a result of operating as a public company.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $70.8 million and $63.7 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $273.0 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. While we anticipate certain cost-savings associated with our recently announced workforce reductions, we expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K.
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
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key academic opinion leaders exploring utility of pre-commercial versions of the platform, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the second, early access phase, we expect to work closely with early access collaborators to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access to our collaborators with broad-scale and targeted analyses and profiling of samples analyzed in our facility or at the customers’ facilities and shared via a cloud platform. We believe there is significant interest in our platform for targeted proteoform analyses. As such, we expect to be working with our initial early access collaborators in this area, and to leverage our learnings from those collaborations for the benefit of both our broad-scale and targeted products and services. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2026 and subsequent broad commercialization thereafter. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
We rely on single source suppliers for certain components and materials used in our Nautilus platform. The loss of any of these single source suppliers would require us to expend significant time and effort to locate and qualify an alternative source of supply for these components. Though we do not currently have contracts for third parties to provide manufacturing capabilities for each component of our Nautilus platform for which we expect to employ such third party manufacturers, if we are successful in reaching the point of manufacturing our products for commercialization, we may rely on a single company for such manufacturing. Any contractual disputes between us and such manufacturer or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
We face significant competition in the life sciences technology market. We currently compete with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. Major competitors include Thermo Fisher Scientific (including Olink); Bruker Corporation; Agilent Technologies; Danaher; (SCIEX); Becton, Dickinson and Company; Quanterix; and Standard Biotools (formerly known as Somalogic). We also compete with a number of emerging companies that are developing proteomic products and solutions.
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
We cannot assure investors that our products will compete favorably or that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors or by companies entering our markets or that are developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with superior functionality or performance or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Additionally, the merger or consolidation of significant competitors would result in competitors with greater resources, which may enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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
We expect that our revenue in the foreseeable future will be derived primarily from sales of our Nautilus platform to biotechnology companies and life science laboratories worldwide, and to a lesser extent, academic institutions and non-profit organizations. Our success will depend upon demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected system sales and, similarly, reductions in operating expenditures by these customers could result in lower than expected sales of our Nautilus platform. These reductions and delays may result from factors that are not within our control, such as:
•decreases in government funding of research and development, including any reductions in funding to the U.S. National Institutes of Health;
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
•availability of AI and in silico based research and development approaches, such as in drug discovery, that could impact funding allocations for R&D in the pharmaceutical and biotechnology industry;
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
•the impact of the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East, any potential future financial institution failures, and other national and global events on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
We expect that we will need to raise additional capital to fund our development and commercialization plans.
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
•the impact of the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East, changing interest rates, instability in the global financial markets and general economic downturns; and
•other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
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
In addition, our competitors and others may have patents or may in the future obtain patents and may claim that use of our products infringes these patents. For example, we have received and may from time to time in the future receive letters, notices or “invitations to license” related to the use of intellectual property in our products or services, or may become the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. Even if we were to prevail in any future litigation, litigation could also result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k) application, and some of the requirements of the FDA’s Quality System Regulation (the “QSR”), which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. The FDA’s new Quality Management System Regulation (“QMSR”), which incorporates by reference certain requirements under ISO 13485, will go into effect on February 2, 2026.
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Following Brexit, medical device products entering the U.K. market will have to comply with the regulatory requirements of the Medicines and Healthcare products Regulatory Agency (the “MHRA”), including the new UK Medical Device Regulations. In December 2024, the MHRA published a revised roadmap towards the future regulatory framework for medical devices and updating the intended timelines to implement future medical device regulations. These foreign regulations and any future requirements that may be implemented by regulatory authorities will increase the difficulty of obtaining and maintaining regulatory approvals and compliance in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances or certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
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
Changes in the leadership of FDA and other federal agencies under the new Trump administration may lead to changes in policies and regulations that can impact our industry. Even if the FDA does not modify its policy of enforcement discretion, whether due to changes in FDA policy or legislative action, the FDA may disagree with the marketing of our current products in the United States. We may also be required to conduct clinical studies to support our currently marketed products or planned product launches. If we are required to conduct such clinical trials or to obtain regulatory authorization, delays in the commencement of our product launches or our changes to our current marketing strategy could significantly increase our costs and delay our commercialization plans, which could harm our financial prospects.
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
In the ordinary course of our business, we currently, and, in the future, will, collect, store, transfer, use or process sensitive data, including personal information of employees, and intellectual property and proprietary business information owned or controlled by us and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which provides for certain privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide certain disclosures to California consumers and provide such consumers with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, Iowa, Maryland, Minnesota, New Hampshire, Nebraska and New Jersey have enacted similar laws that have taken or will take effect in 2025; and Indiana, Rhode Island and Kentucky have enacted similar laws that will take effect in 2026. Additionally, certain other state laws govern the privacy and security of health information in certain circumstances, such as Washington’s My Health, My Data Act, which contains a private right of action. These new state laws will require ongoing compliance efforts and investment. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of comprehensive federal data privacy legislation. It is possible that these or other laws, regulations, or other actual or asserted obligations relating to privacy or security matters may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business..
Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information defined in HIPAA as “protected health information” and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached, subject to a security incident, or otherwise compromised or disrupted due to various causes, including employee error, malfeasance or other malicious or inadvertent actions. Any such breach, incident, compromise or disruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, stolen, corrupted, made unavailable, or misused or otherwise processed without authorization. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.
We are in the process of evaluating compliance needs but do not currently have in place formal policies and procedures related to the storage, collection and processing of information, and have not conducted internal or external data privacy audits to fully assess our compliance with all applicable data protection laws and regulations. Additionally, we do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, which may distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors or consultants to comply with any applicable federal, state or similar foreign laws and regulations, contractual obligations or any other actual or asserted obligations relating to data privacy and security could result in damage to our reputation, as well as claims, demands, proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties, judgments and other liabilities, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our use of artificial intelligence and machine learning technologies may result in reputational harm or liability.
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning, or AIML, technologies into our platform, including within our decoding pipelines and otherwise within our business, and these solutions and features are key elements of our technological approach and to our future growth over time. We rely and expect to rely on AIML technologies in our platform, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or any at all. We may also fail to properly implement or utilize AIML technologies. Our competitors, customers, or other third parties may incorporate AIML into their products and services or otherwise within their business more quickly or more successfully than us, which could impair our ability to compete with or serve them effectively, which could adversely affect our results of operations. Additionally, our use of AIML technologies may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if output from AIML technologies or that they assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such output, or such technologies or their development or deployment, including the collection, use, or other processing of data used to train or create such AIML technologies, to alleged to infringe upon or to have misappropriated third-party intellectual property rights, to violate other rights, or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.

If we commercialize our Nautilus platform outside of the United States, our international business could expose us to business, tax, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
If we commercialize our Nautilus platform outside of the United States, our international business may be adversely affected by changing economic, political and regulatory conditions in foreign countries, as well as changes resulting from new political administrations in the United States. Engaging in international business inherently involves a number of difficulties and risks, including:
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
•political and economic instability;
•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, tariffs, intellectual property, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of the separation of the United Kingdom from the European Union (Brexit);
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
For example, on January 15, 2025, the United States Department of Commerce Bureau of Industry and Security (“BIS”) issued an Interim Final Rule (“IFR”) implementing targeted export controls on certain laboratory instruments. This IFR imposes certain new restrictions and license requirements on export to certain countries of certain analytical instruments that are highly suitable for generating large, detailed biological datasets, which can be analyzed to discover complex patterns governing the function of biological molecules, cells, and organisms. The IFR seeks to regulate exports of these analytical instruments based upon the potential to exploit these techniques for asymmetric military advantage. The analytical instruments subject to the IFR, as written, include high-parameter and spectral flow cytometers and cell sorters and certain liquid chromatography mass spectrometers (LC/MS) specially designed for proteomics. While the Company’s platform would not be not included under the current IFR, given the platform’s anticipated ability to generate large proteomic datasets, future BIS or other government regulations could potentially encompass our products and/or negatively impact our ability to export those products to certain countries and markets.
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
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition could have an adverse effect on our business and financial condition.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, health care, intellectual property and investment/development, could adversely affect our business, financial condition and results of operations. For example, certain governments have implemented policies to induce “re-shoring” of supply chains, reduce reliance on imported supplies and promote national production. The Chinese government has issued a series of policies in the past several years to promote the development and use of local medical devices. In addition, in recent years the U.S. has increased tariffs on certain imported goods and trade tensions between the U.S. and China escalated, with each country imposing significant, additional tariffs on a wide range of goods imported from the other country.
Risks Related to our Operations
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.
We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, process customer data and information, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption, failure and compromise due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. Like other life sciences technology companies, we have experienced security incidents in the past, and we may experience them again in the future. For example, in January 2024, we experienced an incident involving unauthorized access to an employee account. The Company has worked, and continues to work with external cybersecurity experts, in detecting, blocking, containing, remediating, and investigating any security incidents and risks, and in further enhancing our cybersecurity safeguards. This incident did not, and other incidents have not impacted the availability of our systems, materially disrupted our operations, or had any material impact on our financial or operating results. Cybersecurity risks are constantly evolving, and as such, we anticipate additional work and expense in the future as we continue to further enhance our security processes and initiatives to meet the changing landscape of cybersecurity risks. While cyber insurance may be available for companies, any available insurance for cyber events, may be limited in amount, subject to deductibles, and may not be adequate to cover us for all costs arising from security incidents. Given increasing cybersecurity risks, cyber insurance may not be available to us in the future, or may not be available on commercially reasonable terms.
Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Furthermore, there may be a heightened risk of potential cyberattacks by state actors or others since the escalation of the conflicts in Eastern Europe and intensified conflicts in the Middle East. Methods of attacks on information technology systems and attempting or effecting data security breaches and incidents change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Despite any of our current or future efforts to protect against cyberattacks and security breaches and incidents, there is no guarantee that our efforts are adequate to safeguard against all such attacks, breaches, and incidents. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all security incidents.
If our security measures, or those of our vendors and partners, are compromised due to cyberattacks or security breaches or incidents, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained credentials or otherwise, or if any of these events is perceived to have occurred, our reputation could be damaged, our business and reputation may be harmed, we could become subject to claims, demands and litigation by private parties, and regulatory investigations and other proceedings, and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business. In addition, our information technology systems, and those of our vendors and partners, are potentially vulnerable to security breaches and incidents, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such security breaches or incidents could lead to the loss of trade secrets or other intellectual property, or could lead to the loss, unavailability, exposure, unauthorized modification, alteration or other processing of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.
In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under federal, state and foreign laws and regulations relating to the privacy and security of personal information, violations of which could result in significant penalties and fines. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data, these can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any actual or perceived security breaches or incidents and any steps we take to respond to or remediate such breaches or incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Common Stock.
The cost of protecting against, investigating, mitigating and responding to potential breaches of and other incidents impacting our information technology systems and data security breaches and incidents and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. As security incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Any failure to implement, maintain and upgrade adequate safeguards, or for this to be believed or asserted to be the case, could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be unable to manage our anticipated growth effectively.
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of December 31, 2024, we had 155 employees. While in the first quarter of 2025 we began implementing workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.
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
In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees, particularly, senior scientists and engineers. To expand our research and product development efforts, we need additional people skilled in areas such as molecular and cellular biology, biochemistry, surface chemistry, software, bioinformatics, assay development, mechanical engineering, electrical engineering, optics, fluidics and manufacturing. Competition for these people is intense. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. Workforce reductions, such as the workforce reduction we began implementing during the first quarter of 2025, may be negatively received by potential or current employees and accordingly result in attrition or difficulty in recruiting desirable candidates. As part of our retention and incentive efforts, in addition to salary and cash incentives, we have issued stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by decreases in our stock price (whether or not related to or proportional to our operating performance) and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.
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
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Eastern Europe and the Middle East, potential uncertainty related to Taiwan and its relationship with China, changing interest rates and general economic downturns, and the collapse of Silicon Valley Bank and other financial institutions in March 2023, and related instability in the global financial markets, are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, these events have resulted, and in the future may result, in disruptions in our supply chains or the supply chains of those entities providing services or products to us, restrictions in our ability to deploy our workforce in our own facilities, locally, nationally or internationally, restrictions on the operating capacity of the laboratories or research facilities of our customers, decreases in government funding of research and development, or changes to programs that provide funding to research laboratories that may have the impact of redirecting funding to other areas of research, or prolonging or delaying funding cycles, any of which could adversely impact our ability to manufacture and sell our products. Moreover, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus platform. Tariffs imposed upon products and materials used in manufacturing our products, or responsive tariffs imposed upon our exported products could impact our costs of manufacturing and ability to sell products in foreign countries, which could have a negative impact on our business.
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2024, we had cash, cash equivalents and investments of $206.3 million, consisting of U.S. treasury securities, mutual funds, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
As of December 31, 2024, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.7% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Our U.S. federal and state net operating loss carryforwards, or NOLs, may be unavailable to offset future taxable income because of restrictions under U.S. federal and/or state law. U.S. federal NOLs that arose in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years. U.S. federal NOLs that arose in tax years beginning after December 31, 2017, may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs will be limited to 80% of our current year taxable income. State NOLs may be subject to similar or different limitations. As of December 31, 2024, we had U.S. federal NOLs of $105.6 million, of which $105.1 million do not expire, and state NOLs of $150.4 million that will begin to expire in 2037.
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
Item 2. Properties
Our corporate headquarters are located at 2701 Eastlake Avenue East, Seattle, Washington and our research and development facilities, and manufacturing centers are located at 835 Industrial Rd, San Carlos, California. The Seattle facility is approximately 14,800 square feet. The 835 Industrial Rd, San Carlos, California lease is for approximately 45,338 square feet of office and research space. We lease approximately 19,957 square feet of additional research and development and manufacturing space at 1561 Industrial

Rd, San Carlos, California. In addition, we lease office and research space located at 4475 Executive Drive, San Diego, California. The San Diego facility is approximately 7,064 square feet. We do not own real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
U.S. District Court Proceedings
On December 14, 2023, we filed suit in the United States District Court for the Northern District of California (the “Court”) against Somalogic, Inc. (Somalogic) which recently merged with and is now part of “Standard Biotools, Inc.,” and the California Institute of Technology. This suit sought declaratory judgment that Nautilus does not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures (the ‘793 Patent), which Somalogic had allegedly licensed from the California Institute of Technology through its purchase of Palamedrix, Inc. On November 19, 2024, the Company, Standard Biotools, Inc., and the California Institute of Technology agreed to dismiss the suit and settle any and all disputes and/or claims related to the suit.
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
Holders
As of February 21, 2025, there were 34 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve research collaborations with biopharmaceutical companies and key academic opinion leaders exploring utility of pre-commercial versions of the platform, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release in which we expect to engage with customers using a service model to generate pilot data on the platform in our facilities, or through on-site installation and testing to evaluate the platform at the customers’ facilities. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key academic opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. During the second phase, we expect to work closely with early access collaborators to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access to our collaborators with broad-scale and targeted analyses and profiling of samples analyzed in our facility and shared via a cloud platform. We believe there is significant interest in our platform for targeted proteoform analysis. As such, we expect to be working with our initial early access collaborators in this area, and to leverage our learnings from those collaborations for the benefit of both our broad-scale and targeted products and services. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2026 and subsequent broad commercialization thereafter. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $129.9 million. As of the the filing of this Annual Report on Form 10-K, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $70.8 million during the year ended December 31, 2024, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus platform. As of December 31, 2024, we had an accumulated deficit of $273.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
Operating Expenses
Research and Development Expense
Research and development expenses account for a significant portion of our operating expenses and consist primarily of salaries, related benefits and stock-based compensation expense of product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, acquired in-process research and development, and allocated expenses for technology and facilities. We expense research and development expenses in the periods in which they are incurred.
We plan to continue to invest in our research and development efforts and to increase our investment in research and development efforts related to our product development. While we anticipate certain cost-savings associated with our recently announced workforce reductions, in the future, we continue to expect research and development expenses to increase in absolute dollars as we continue to advance our product development, hire additional personnel and retain existing personnel, purchase supplies and materials and allocate expense to our research and development facilities.
General and Administrative Expenses
General and administrative expenses consist of salaries, related benefits, and stock-based compensation expense for personnel in executive, operations, legal, human resources, finance, marketing, commercial, IT personnel and administrative functions, professional fees for legal, patent, consulting, accounting and audit services, directors and officers insurance, allocated expenses for technology and facilities, legal settlement expenses, and marketing expenses. We expense general and administrative expenses in the periods in which they are incurred.
While we anticipate certain cost-savings associated with our recently announced workforce reductions, in the future, we expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business, including sales, marketing, service, support, and distribution infrastructure. We also anticipate that we will incur higher expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities. Other miscellaneous non-recurring expenses such as gains or losses on disposal of property and equipment are also included.
Results of Operations
Comparison of Fiscal Years Ended December 31, 2024 to December 31, 2023
The following table shows our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Operating expenses:
Research and development	$50,477	$47,251	$3,226	7%
General and administrative	30,999	28,901	2,098	7%
Total operating expenses	81,476	76,152	5,324	7%
Other income (expense):
Interest income	10,780	12,550	(1,770)	(14)%
Other expense	(84)	(73)	(11)	15%
Total other income (expense)	$10,696	$12,477	$(1,781)	(14)%
Net loss	$70,780	$63,675	$7,105	11%
Research and Development Expenses
Research and development expenses were $50.5 million for the year ended December 31, 2024, compared to $47.3 million for the year ended December 31, 2023, an increase of $3.2 million, or 7%. The increase was primarily due to a $2.0 million increase in salaries, related benefits, and stock-based compensation driven by increased headcount throughout the year, a $0.8 million increase in in-process research and development expense resulting from an asset acquisition during the year, a $0.5 million increase in laboratory supplies and equipment expense, and a $0.3 million increase in costs for external development services. These increases were partially offset by a $0.7 million decrease in professional services attributable to consulting fees.

General and Administrative Expenses
General and administrative expenses were $31.0 million for the year ended December 31, 2024, compared to $28.9 million for the year ended December 31, 2023, an increase of $2.1 million, or 7%. The increase was primarily due to a $0.8 increase in professional services attributable to legal and consulting fees, $0.5 million increase in professional services from fees related to the shelf registration statement filed during the period, a $0.5 million increase in salaries, related benefits, and stock-based compensation driven by annual merit increases and stock-option awards, and a $0.4 million increase in facilities costs driven by new leases that commenced during the year ended December 31, 2023. These increases were partially offset by a $0.4 million decrease in insurance costs.
Other Income (Expense)
Other income (expense) for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease is attributable to the decrease in interest income as our cash, cash equivalents, and investments balance decreased during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $70.8 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $273.0 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2024, we had cash, cash equivalents, and investments of $206.3 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the year ended December 31, 2024, we did not sell any shares of common stock pursuant to the Sales Agreement.
Funding Requirements
To date, we have not generated any revenue and we may not generate any revenue from the sale of products or from other sources in the near future.
We approved and began implementing workforce reductions in the first quarter of 2025. The cost-savings initiatives are expected to reduce certain operating expenses, primarily personnel-related expense, in the near-term.
However, we expect our expenses and capital requirements will continue to increase substantially in connection with our ongoing activities as we:
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
As of the filing of this Annual Report on Form 10-K, we expect our current cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of global and national conflicts or other disruptions; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
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
Historical Cash Flows
For the Fiscal Years Ended December 31, 2024 and 2023
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(59,145)	$(51,711)
Net cash provided (used) by investing activities	66,250	(43,735)
Net cash provided by financing activities	1,144	368
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,249	$(95,078)
Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $59.1 million, primarily resulting from our net loss of $70.8 million and a decrease in the net changes in assets and liabilities aggregating $5.5 million. The net loss and decrease in net changes in assets and liabilities was partially offset by $17.1 million of non-cash expenses. The non-cash expenses included $12.7 million of stock-based compensation, $4.4 million amortization of operating lease right-of-use assets, $2.0 million in depreciation, and $0.8 million in non-cash adjustments related to in-process research and development, partially offset by $2.8 million in accretion of discounts of investments.
During the year ended December 31, 2023, net cash used in operating activities was $51.7 million, primarily resulting from our net loss of $63.7 million and a decrease in the changes in assets and liabilities aggregating $3.2 million. The net loss and decrease in net changes in assets and liabilities was partially offset by $15.2 million of non-cash expenses. The non-cash expenses included $12.1 million of stock-based compensation, $3.9 million of amortization of operating lease right-of-use assets, $1.8 million of depreciation, partially offset by $2.7 million of accretion of discounts of investments.

Investing Activities
During the year ended December 31, 2024, net cash provided by investing activities was $66.3 million, resulting from $155.4 million in proceeds from the maturities of securities, partially offset by $86.3 million in purchases of securities, $2.1 million in purchases of property and equipment, and 0.8 million in cash paid in connection with an asset acquisition.
During the year ended December 31, 2023, net cash used in investing activities was $43.7 million, resulting from $112.9 million in purchases of securities and $2.4 million in purchases of property and equipment, partially offset by $71.6 million in proceeds from the maturities of securities.
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $1.1 million, primarily from proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
During the year ended December 31, 2023, net cash provided by financing activities was $0.4 million, primarily from proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Contractual Obligations and Commitments
For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 8, “Commitments and Contingencies” in our notes to the consolidated financial statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses.
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
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, bonuses, stock-based compensation, employee benefits for product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, acquired in-process research and development, and allocated expenses for technology and facilities.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 2, “Significant Accounting Policies” in our notes to the consolidated financial statements in this Annual Report on Form 10-K.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents and investments of $206.3 million as of December 31, 2024. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of December 31, 2024, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $1.6 million. Such change would only be realized if we sold the marketable securities prior to maturity.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nautilus Biotechnology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus Biotechnology, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 27, 2025
We have served as the Company’s auditor since 2020.

Nautilus Biotechnology, Inc. Consolidated Balance Sheets At December 31, 2024 and 2023

(in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$27,646	$19,397
Short-term investments	102,247	154,021
Prepaid expenses and other current assets	2,933	3,419
Total current assets	132,826	176,837
Property and equipment, net	4,076	4,267
Operating lease right-of-use assets	28,256	32,634
Long-term investments	76,405	90,647
Other long-term assets	1,180	1,180
Total assets	$242,743	$305,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$987	$1,639
Accrued expenses and other liabilities	2,548	3,945
Current portion of operating lease liability	4,097	3,538
Total current liabilities	7,632	9,122
Operating lease liability, net of current portion	26,381	31,090
Total liabilities	34,013	40,212

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of December 31, 2024 and 2023, respectively; 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 126,106,176 and 125,068,601 shares issued and outstanding as of December 31, 2024 and 2023, respectively	13	13
Additional paid-in capital	481,679	467,834
Accumulated other comprehensive income (loss)	57	(255)
Accumulated deficit	(273,019)	(202,239)
Total stockholders’ equity	208,730	265,353
Total liabilities and stockholders’ equity	$242,743	$305,565
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Operations Years Ended December 31, 2024 and 2023

(in thousands, except share and per share amounts)	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating expenses:
Research and development	$50,477	$47,251
General and administrative	30,999	28,901
Total operating expenses	81,476	76,152
Other income (expense):
Interest income	10,780	12,550
Other expense	(84)	(73)
Total other income	$10,696	$12,477
Net loss	$(70,780)	$(63,675)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,426,509	124,919,144
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Comprehensive Loss Years Ended December 31, 2024 and 2023

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(70,780)	$(63,675)
Other comprehensive income:
Unrealized gain on securities available-for-sale	312	1,599
Total other comprehensive income	312	1,599
Comprehensive loss	$(70,468)	$(62,076)
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2022	124,865,485	$12	$455,330	$(1,854)	$(138,564)	$314,924
Issuance of common stock upon exercise of vested stock options	70,865	—	104	—	—	104
Issuance of common stock under employee stock purchase plan	132,251	1	263	—	—	264
Stock-based compensation expense	—	—	12,137	—	—	12,137
Other comprehensive income	—	—	—	1,599	—	1,599
Net loss	—	—	—	—	(63,675)	(63,675)
Balances at December 31, 2023	125,068,601	$13	$467,834	$(255)	$(202,239)	$265,353
Issuance of common stock upon exercise of vested stock options	790,111	—	620	—	—	620
Issuance of common stock under employee stock purchase plan	247,464	—	524	—	—	524
Stock-based compensation expense	—	—	12,701	—	—	12,701
Other comprehensive income	—	—	—	312	—	312
Net loss	—	—	—	—	(70,780)	(70,780)
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730

The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2024 and 2023

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities
Net loss	$(70,780)	$(63,675)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	12,701	12,137
Amortization of operating lease right-of-use assets	4,378	3,856
Depreciation	1,975	1,849
In-process research and development	760	—
Loss on disposal of property and equipment	84	—
Amortization (accretion) of premiums (discount) on securities, net	(2,804)	(2,659)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	666	(821)
Accounts payable	(578)	393
Accrued expenses and other liabilities	(1,397)	417
Operating lease liabilities	(4,150)	(3,208)
Net cash used in operating activities	(59,145)	(51,711)
Cash flows from investing activities
Proceeds from maturities of securities	155,410	71,599
Purchases of securities	(86,278)	(112,892)
Purchases of property and equipment	(2,122)	(2,442)
Cash paid in connection with asset acquisition	(760)	—
Net cash provided (used) by investing activities	66,250	(43,735)
Cash flows from financing activities
Proceeds from exercise of stock options	620	104
Proceeds from issuance of common stock under employee stock purchase plan	524	264
Net cash provided by financing activities	1,144	368
Net increase (decrease) in cash, cash equivalents and restricted cash	8,249	(95,078)

Cash, cash equivalents and restricted cash at beginning of period	20,399	115,477
Cash, cash equivalents and restricted cash at end of period	$28,648	$20,399

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$74	$148
Right-of-use assets obtained in exchange for operating lease liability	$—	$7,623
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
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission. The accompanying financial statements are consolidated for the years ended December 31, 2024 and 2023 and include the accounts of Nautilus Biotechnology, Inc. and its wholly-owned subsidiary, Nautilus Subsidiary, Inc. All intercompany transactions and balances have been eliminated upon consolidation. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2024, the Company had an accumulated deficit of $273.0 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $129.9 million as of December 31, 2024. As of the date on which these consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
The Company is subject to risks similar to those of pre-clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of negative global and national events and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, bonuses, stock-based compensation, and employee benefits for product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, acquired in-process research and development, and allocated expenses for technology and facilities.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the years ended December 31, 2024 and 2023, unrealized gains and losses on marketable debt securities were included as a component of comprehensive loss.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which amends existing guidance on segment reporting to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU is effective for the Company for the fiscal year ending December 31, 2024 and for interim periods beginning after December 31, 2024. The Company adopted the ASU during the fiscal year ended December 31, 2024 and the related disclosure requirements are included in Note 10, “Segment Information.”
Recently Issued Accounting Pronouncements
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASU is effective for the Company for the fiscal year ending December 31, 2027 and for interim periods beginning after December 31, 2027. The Company is in the process of evaluating the impact of the adoption of this Accounting Standards Update on its consolidated financial statements and related disclosures.
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of December 31, 2024 and 2023:

(in thousands)		Gross Unrealized			Reported as:
December 31, 2024	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$521	$—	$—	$521	$521	$—	$—
U.S. treasury securities	68,529	138	(111)	68,556	—	25,836	42,720
Total Level 1	69,050	138	(111)	69,077	521	25,836	42,720
Level 2
Commercial paper	30,881	3	(6)	30,878	26,924	3,954	—
Agency securities	106,109	210	(177)	106,142	—	72,457	33,685
Total Level 2	136,990	213	(183)	137,020	26,924	76,411	33,685
Total Level 1 and Level 2	$206,040	$351	$(294)	$206,097	$27,445	$102,247	$76,405

(in thousands)		Gross Unrealized			Reported as:
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$590	$—	$—	$590	$590	$—	$—
U.S. treasury securities	74,115	104	(247)	73,972	—	50,638	23,334
Total Level 1	74,705	104	(247)	74,562	590	50,638	23,334
Level 2
Commercial paper	18,653	—	(9)	18,644	18,644	—	—
Corporate debt securities	6,950	—	(37)	6,913	—	6,913	—
Agency securities	163,849	358	(424)	163,783	—	96,470	67,313
Total Level 2	189,452	358	(470)	189,340	18,644	103,383	67,313
Total Level 1 and Level 2	$264,157	$462	$(717)	$263,902	$19,234	$154,021	$90,647

Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2024 and December 31, 2023 are as follows:

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2024	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$111	$25,804	$—	$—	$111	$25,804
Commercial paper	6	28,895	—	—	6	28,895
Agency securities	176	32,873	1	5,000	177	37,873
Total	$293	$87,572	$1	$5,000	$294	$92,572

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2023	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$85	$20,408	$162	$30,230	$247	$50,638
Commercial paper	9	18,644	—	—	9	18,644
Corporate debt securities	37	6,913	—	—	37	6,913
Agency securities	229	85,039	195	25,704	424	110,743
Total	$360	$131,004	$357	$55,934	$717	$186,938
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the years ended December 31, 2024 and 2023, and had no allowance for credit losses as of December 31, 2024 and 2023.
4.     Composition of Certain Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Laboratory equipment	$6,469	$6,337
Leasehold improvements	118	118
Computer hardware	484	222
Furniture, fixtures and office equipment	324	324
Prototype equipment	2,029	996
Construction in progress	1,186	904
	10,610	8,901
Less: Accumulated depreciation	(6,534)	(4,634)
Total	$4,076	$4,267
The Company recorded $2.0 million and $1.8 million of depreciation expense for the years ended December 31, 2024 and 2023, respectively, which was primarily allocated to research and development expense.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Employee compensation	$1,343	$2,590
Accrued research and development	468	731
Accrued professional and consulting fees	219	245
Other	518	379
Total	$2,548	$3,945
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$27,646	$19,397
Restricted cash included in other long-term assets	1,002	1,002
Total	$28,648	$20,399
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of December 31, 2024 and December 31, 2023.
5.     Common Stock
There were 126,106,176 shares issued and outstanding as of December 31, 2024.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	December 31, 2024	December 31, 2023
Shares available for grant under 2021 Equity Incentive Plan	23,784,439	20,279,560
Stock options issued and outstanding	16,634,775	14,676,335
Shares available for grant under 2021 Employee Stock Purchase Plan	4,508,360	3,505,138
Total shares of common stock reserved	44,927,574	38,461,033
6.     Income Taxes
The Company is liable for income taxes in the United States. For the years ended December 31, 2024 and 2023, the Company did not have any income for income tax purposes and therefore, no tax liability or expense has been recorded in these financial statements. The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax provision is approximately as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Federal income tax at statutory rate	$(14,864)	$(13,372)
State income tax, net of federal benefit	(4,816)	(4,027)
Equity-based Compensation	1,566	2,423
Tax credits generated in current year	(2,091)	(2,075)
Valuation allowance change	20,167	17,011
Other	38	40
Total	$—	$—
As of December 31, 2024, the Company had federal net operating loss carryforwards of $0.5 million that begin to expire in 2037 and federal net operating loss carryforwards of $105.1 million that arose after the 2017 tax year that will carryforward indefinitely and will be subject to the 80% of taxable income limitation. The Company has state net operating loss carryforwards of $150.4 million that will begin to expire in 2037.
As of December 31, 2024, the Company had research and development tax credit carryover of $9.4 million and $6.3 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2039. The California credits can be carried forward indefinitely.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of revenue since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets. The valuation allowance increased by $20.2 million during the year ended December 31, 2024. Management reevaluates the positive and negative evidence at each reporting period.
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Depreciation and amortization	$4,287	$6,508
Capitalized research and development	23,844	16,502
Loss carryforwards	32,740	21,617
Lease liabilities	8,158	9,213
Tax credit carryforwards	11,526	8,438
Equity-based compensation	5,330	4,196
Other accruals and reserves	59	424
Total deferred tax assets	85,944	66,898
Valuation allowance for deferred tax assets	(78,381)	(58,215)
Total deferred tax assets, net of valuation allowance	$7,563	$8,683

Deferred tax liability
Right-of-use assets	(7,563)	(8,683)
Net deferred tax assets (liability)	$—	$—

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The Company began to file income tax returns in the United States in 2017. All tax years are open to examination.
A valuation allowance of $78.4 million and $58.2 million at December 31, 2024 and 2023, respectively, has been recognized to offset net deferred tax assets where realization of such net deferred tax assets is determined to be more likely than not to not be realized. The valuation allowance increased by $20.2 million in 2024 and increased by $17.0 million in 2023, which was primarily due to changes in our deferred tax asset balances. The increases in the valuation allowance in 2024 and 2023 was primarily due to the net operating loss and tax credit generation, capitalized research and development expense and stock-based compensation.
The Company had an unrecognized tax benefit balance of $3.1 million and $2.4 million related to research and development credits and California net operating loss carryforward as of December 31, 2024 and 2023, respectively. No amount of unrecognized tax benefits as of December 31, 2024, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would be reduced to $0 by a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendars years ending 2017 forward for federal and state purposes.
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$2,365	$1,544
Increase based on current year tax positions	838	812
Increase (decrease) for prior year tax positions	(57)	9
Ending balance	$3,146	$2,365
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
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2024, 23,784,439 and 4,508,360 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, participants are permitted to purchase shares of Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the 2021 ESPP) of up to 15% of their eligible compensation. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. The Company offers a six-month purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year, in an amount equal to the least of (i)

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, non-employee directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Expected term (in years)	5.3 - 6.1	5.3 - 6.4
Expected volatility	99.7% - 101.6%	102.7% - 107.5%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	3.4% - 4.6%	3.5% - 4.8%
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The following table summarizes option award activity during the year ended December 31, 2024:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	14,676,335	$3.63
Granted	4,108,900	$2.68
Exercised	(790,111)	$0.78
Forfeited	(1,360,349)	$3.11
Outstanding as of December 31, 2024	16,634,775	$3.57	7.4	$2,389
Options vested and expected to vest as of December 31, 2024	16,634,775	$3.57
Vested and exercisable at December 31, 2024	10,169,730	$4.02	6.6	$2,371
As of December 31, 2024, there was $13.2 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.3 years. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $1.3 million and $0.1 million, respectively. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $2.16 and $1.98 per share, respectively.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options and ESPP included in the Company’s consolidated statements of operations:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Research and development	$4,626	$4,199
General and administrative	8,075	7,938
Total stock-based compensation expense	$12,701	$12,137
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2024 as the Company had not yet received the related goods or services. As of December 31, 2024, the Company had open purchase commitments for goods and services of $1.7 million, of which $1.3 million are expected to be received through the next 12 months.
Legal Proceedings
U.S. District Court Proceedings
On December 14, 2023, we filed suit in the United States District Court for the Northern District of California (the “Court”) against Somalogic, Inc. (Somalogic) which recently merged with and is now part of “Standard Biotools, Inc.,” and the California Institute of Technology. This suit sought declaratory judgment that Nautilus does not infringe any claims of US Patent No. 7,842,793 related to DNA origami structures (the ‘793 Patent), which Somalogic had allegedly licensed from the California Institute of Technology through its purchase of Palamedrix,

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Inc. On November 19, 2024, the Company, Standard Biotools, Inc., and the California Institute of Technology agreed to dismiss the suit and settle any and all disputes and/or claims related to the suit.
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
The components of lease costs which were included in operating expenses in the consolidated statements of operations were as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Fixed operating lease costs	$7,233	$6,893
Variable operating lease costs	2,904	2,432
Total lease costs	$10,137	$9,325

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
For the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $7.0 million and $6.2 million, respectively.
As of December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 5.8 years and 9.1%, respectively.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2024:

(in thousands)
Year Ended December 31,	Lease Obligations
2025	$6,588
2026	6,874
2027	6,889
2028	5,816
2029 and thereafter	13,208
Total future minimum lease payments	39,375
Less: Imputed interest	(8,897)
Total operating lease liabilities	$30,478
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023:

(in thousands, except share and per share data)	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net loss attributable to common stockholders	$(70,780)	$(63,675)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,426,509	124,919,144
Net loss per share attributable to common stockholders, basic and diluted:	$(0.56)	$(0.51)

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Options to purchase common stock	16,634,775	14,676,335
Employee stock purchase plan	144,928	141,720
Total potentially dilutive common share equivalents	16,779,703	14,818,055
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses GAAP net loss in assessing operating decisions, allocating resources and evaluating financial performance. The Company identified the following significant segment expenses for its single reportable segment:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Significant Segment Expenses:
Payroll-related expenses	$33,502	$31,609
Professional services and laboratory expenses	17,716	16,397
Stock-based compensation expense	12,701	12,137
Facilities expenses	10,902	10,285
Other segment items (1)	6,655	5,724
Total Segment Expenses	81,476	76,152

Reconciliation to net loss:
Interest income	(10,780)	(12,550)
Other expense	84	73
Net Loss	$70,780	$63,675

Footnotes:
(1)
Other segment items for the Company’s single reportable segment include travel and entertainment, insurance, tax, expensed computer hardware and software, depreciation, and other miscellaneous expenses.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors of the Company. The full text of our Code of Business Conduct and Ethics is posted on our investors relations website at http://www.https://investors.nautilus.bio/. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.
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
Item 14. Principal Accountant Fees and Services
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
10.10+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.11+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.12+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.13+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Nick Nelson, dated of as July 31, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.14+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.15+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.16+
Amended and Restated Confirmatory Employment Letter between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.17+
Offer Letter between Nautilus Biotechnology, Inc. and Ken Suzuki, dated as of July 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2024)

10.18+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Sujal Patel, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.19+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Parag Mallick, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.20+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Anna Mowry, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.21+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Nick Nelson, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.22+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Gwen Weld, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.23+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Subra Sankar, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.24+
Amended and Restated Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Matthew Murphy, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.25+
Change in Control and Severance Agreement between Nautilus Biotechnology, Inc. and Ken Suzuki dated September 16, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2024)

10.26+	Form of Nautilus Biotechnology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.27+	Nautilus Biotechnology, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.28
Sales Agreement, dated as of February 28, 2024, between Nautilus Biotechnology, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2024)

19.1*	Nautilus Biotechnology, Inc. Insider Trading Policy
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Nautilus Biotechnology, Inc. Compensation Recovery Policy as adopted on October 24, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sujal Patel	Chief Executive Officer, President and Director	February 27, 2025
Sujal Patel	(Principal Executive Officer)

/s/ Anna Mowry	Chief Financial Officer	February 27, 2025
Anna Mowry	(Principal Financial and Accounting Officer)

/s/ Michael Altman	Director	February 27, 2025
Michael Altman

/s/ Melissa Epperly	Director	February 27, 2025
Melissa Epperly

/s/ Parag Mallick	Director	February 27, 2025
Parag Mallick

/s/ Matthew McIlwain	Director	February 27, 2025
Matthew McIlwain

/s/ Farzad Nazem	Director	February 27, 2025
Farzad Nazem

/s/ Vijay Pande	Director	February 27, 2025
Vijay Pande

/s/ Matthew L. Posard	Director	February 27, 2025
Matthew L. Posard

/s/ Karen Akinsanya	Director	February 27, 2025
Karen Akinsanya