Form 10-Q
period 2025-03-31
Nautilus Biotechnology, Inc.
filed 2025-04-29
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 24, 2025, the registrant had 126,148,469 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations regarding the availability of private and public research funding for proteomics research and development activities.
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
•our expectations about market trends;
ii

•the impact of local, regional, national and international economic conditions and events, volatility in the global financial markets and general economic downturns, on the foregoing; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of March 31, 2025 and December 31, 2024 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$33,238	$27,646
Short-term investments	105,572	102,247
Prepaid expenses and other current assets	2,791	2,933
Total current assets	141,601	132,826
Property and equipment, net	3,790	4,076
Operating lease right-of-use assets	27,096	28,256
Long-term investments	54,023	76,405
Other long-term assets	1,180	1,180
Total assets	$227,690	$242,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$841	$987
Accrued expenses and other liabilities	3,073	2,548
Current portion of operating lease liabilities	4,242	4,097
Total current liabilities	8,156	7,632
Operating lease liabilities, net of current portion	25,099	26,381
Total liabilities	33,255	34,013

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 126,148,469 and 126,106,176 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	483,865	481,679
Accumulated other comprehensive income	189	57
Accumulated deficit	(289,632)	(273,019)
Total stockholders’ equity	194,435	208,730
Total liabilities and stockholders' equity	$227,690	$242,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Operating expenses
Research and development	$11,536	$12,930
General and administrative	7,308	8,677
Total operating expenses	18,844	21,607
Other income
Interest income	2,231	2,877
Total other income	$2,231	$2,877
Net loss	$(16,613)	$(18,730)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,144,240	125,135,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(16,613)	$(18,730)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	132	(490)
Total other comprehensive income (loss)	132	(490)
Comprehensive loss	$(16,481)	$(19,220)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2025 and 2024 (Unaudited)

Three Months Ended March 31, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730
Issuance of common stock upon exercise of vested stock options	42,293	—	18	—	—	18
Stock-based compensation expense	—	—	2,168	—	—	2,168
Other comprehensive income	—	—	—	132	—	132
Net loss	—	—	—	—	(16,613)	(16,613)
Balances at March 31, 2025	126,148,469	$13	$483,865	$189	$(289,632)	$194,435

Three Months Ended March 31, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2023	125,068,601	$13	$467,834	$(255)	$(202,239)	$265,353
Issuance of common stock upon exercise of vested stock options	196,414	—	245	—	—	245
Stock-based compensation expense	—	—	3,114	—	—	3,114
Other comprehensive loss	—	—	—	(490)	—	(490)
Net loss	—	—	—	—	(18,730)	(18,730)
Balances at March 31, 2024	125,265,015	$13	$471,193	$(745)	$(220,969)	$249,492

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(16,613)	$(18,730)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,168	3,114
Amortization of operating lease right-of-use assets	1,160	1,075
Depreciation	465	516
Amortization (accretion) of premium (discount) on securities, net	(541)	(751)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	167	(309)
Accounts payable	(131)	94
Accrued expenses and other liabilities	525	(268)
Operating lease liabilities	(1,137)	(1,007)
Net cash used in operating activities	(13,937)	(16,266)
Cash flows from investing activities
Proceeds from maturities of securities	26,630	23,000
Purchases of securities	(6,900)	—
Purchases of property and equipment	(219)	(647)
Net cash provided by investing activities	19,511	22,353
Cash flows from financing activities
Proceeds from exercise of stock options	18	245
Net cash provided by financing activities	18	245
Net increase in cash, cash equivalents and restricted cash	5,592	6,332

Cash, cash equivalents and restricted cash at beginning of period	28,648	20,399
Cash, cash equivalents and restricted cash at end of period	$34,240	$26,731

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$59	$275
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. The interim financial results are not necessarily indicative of the results for a full year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2025, the Company had an accumulated deficit of $289.6 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $138.8 million as of March 31, 2025. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three months ended March 31, 2025 and 2024, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASU is effective for the Company for the fiscal year

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
ending December 31, 2027 and for interim periods beginning after December 31, 2027. The Company is in the process of evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for the Company for the fiscal year ending December 31, 2025, and is not expected to have a material impact on its annual consolidated financial statements and related disclosures.
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of March 31, 2025 and December 31, 2024:

(in thousands)		Gross Unrealized			Reported as:
March 31, 2025	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$463	$—	$—	$463	$463	$—	$—
U.S. treasury securities	64,704	161	(46)	64,819	—	31,828	32,991
Total Level 1	65,167	161	(46)	65,282	463	31,828	32,991
Level 2
Commercial paper	38,472	—	(12)	38,460	32,567	5,893	—
Agency securities	88,797	164	(78)	88,883	—	67,851	21,032
Total Level 2	127,269	164	(90)	127,343	32,567	73,744	21,032
Total Level 1 and Level 2	$192,436	$325	$(136)	$192,625	$33,030	$105,572	$54,023

(in thousands)		Gross Unrealized			Reported as:
December 31, 2024	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$521	$—	$—	$521	$521	$—	$—
U.S. treasury securities	68,529	138	(111)	68,556	—	25,836	42,720
Total Level 1	69,050	138	(111)	69,077	521	25,836	42,720
Level 2
Commercial paper	30,881	3	(6)	30,878	26,924	3,954	—
Agency securities	106,109	210	(177)	106,142	—	72,457	33,685
Total Level 2	136,990	213	(183)	137,020	26,924	76,411	33,685
Total Level 1 and Level 2	$206,040	$351	$(294)	$206,097	$27,445	$102,247	$76,405
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.
There were no continuous unrealized loss positions in excess of twelve months as of March 31, 2025.
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three months

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
ended March 31, 2025 and 2024, and had no allowance for credit losses as of March 31, 2025 and December 31, 2024.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Laboratory equipment	$6,497	$6,469
Leasehold improvements	118	118
Computer hardware	512	484
Furniture, fixtures and office equipment	324	324
Prototype equipment	2,140	2,029
Construction in progress	1,199	1,186
	10,790	10,610
Less: Accumulated depreciation	(7,000)	(6,534)
Total	$3,790	$4,076
The Company recorded depreciation expense of $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Employee compensation	$2,250	$1,343
Accrued professional and consulting fees	305	219
Accrued research and development	273	468
Other	245	518
Total	$3,073	$2,548
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$33,238	$27,646
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$34,240	$28,648
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of March 31, 2025 and December 31, 2024.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
5.     Common Stock
There were 126,148,469 shares issued and outstanding as of March 31, 2025.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	March 31, 2025	December 31, 2024
Shares available for grant under 2021 Equity Incentive Plan	28,564,059	23,784,439
Stock options issued and outstanding	18,118,170	16,634,775
Shares available for grant under 2021 Employee Stock Purchase Plan	5,769,421	4,508,360
Total shares of common stock reserved	52,451,650	44,927,574
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2025 and 2024, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets.
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2025, 28,564,059 and 5,769,421 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, participants are permitted to purchase shares of Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the 2021 ESPP) of up to 15% of their eligible compensation. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. The Company offers a six month purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2025, the number of shares available under the 2021 ESPP increased by 1,261,061 shares pursuant to this feature.
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, non-employee directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
fiscal year. On January 1, 2025, the number of shares available under the 2021 Plan increased by 6,305,308 shares pursuant to this feature.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.0	6.0
Expected volatility	101.9% - 102.1%	99.7% - 100.1%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	3.97% - 4.03%	4.01% - 4.22%
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes option award activity during the three months ended March 31, 2025:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	16,634,775	$3.57
Granted	1,896,000	$1.23
Exercised	(42,293)	$0.43
Forfeited	(370,312)	$3.17
Outstanding as of March 31, 2025	18,118,170	$3.34	7.5	$408
Options vested and expected to vest as of March 31, 2025	18,118,170	$3.34
Vested and exercisable at March 31, 2025	11,173,438	$3.95	6.6	$408
As of March 31, 2025, there was $12.3 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.5 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$768	$1,096
General and administrative	1,400	2,018
Total stock-based compensation expense	$2,168	$3,114
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2025 as the Company had not yet received the related goods or services. As of March 31, 2025, the Company had open purchase commitments for goods and services of $2.1 million, of which $1.8 million are expected to be received through the next 12 months.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2025:

Lease Obligations
(in thousands)
Nine months ending December 31, 2025	$4,804
2026	6,874
2027	6,889
2028	5,816
2029	4,539
2030 and thereafter	8,668
Total future minimum lease payments	37,590
Less: Imputed interest	(8,249)
Total operating lease liabilities	$29,341
For the three months ended March 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $1.8 million and $1.7 million, respectively.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(16,613)	$(18,730)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,144,240	125,135,451
Net loss per share attributable to common stockholders, basic and diluted:	$(0.13)	$(0.15)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	18,118,170	16,304,969
Employee stock purchase plan	145,879	133,978
Total potentially dilutive common share equivalents	18,264,049	16,438,947
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses consolidated net loss in assessing operating decisions, allocating resources and evaluating financial performance. Consolidated net loss is used to monitor budget versus actual results. The Company identified the following significant segment expenses for its single reportable segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Significant segment expenses:
Payroll-related expenses	$9,022	$8,954
Professional services and laboratory expenses	3,189	5,196
Stock-based compensation expense	2,168	3,114
Facilities expenses	3,013	2,762
Other segment items (1)	1,452	1,581
Total operating expenses	$18,844	$21,607

Footnotes:
(1)
Other segment items for the Company’s single reportable segment include travel and entertainment, insurance, tax, expensed computer hardware and software, depreciation, and other miscellaneous expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Nautilus Biotechnology, Inc.’s (“Nautilus” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Nautilus’ actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.
Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Nautilus,” “we,” “us,” “our” and other similar terms refer to the business and operations of Nautilus and its consolidated subsidiary.
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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve research collaborations with biopharmaceutical companies and key academic opinion leaders exploring utility of pre-commercial versions of the platform, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release in which we expect to engage with customers using a service model to generate pilot data on the platform in our facilities, or through on-site installation and testing to evaluate the platform at the customers’ facilities. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key academic opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the early access limited release phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. During the second phase, we expect to work closely with early access collaborators to demonstrate a unique value proposition for our Nautilus platform. During this phase, we plan to provide early access to our collaborators with broad-scale and targeted analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We believe there is significant interest in our platform for targeted proteoform analysis. As such, we expect to be working with our initial early access collaborators in this area, and to leverage our learnings from those collaborations for the benefit of both our broad-scale and targeted products and services. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2026 and subsequent broad commercialization thereafter. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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

Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $138.8 million. As of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $16.6 million during the three months ended March 31, 2025, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus platform. As of March 31, 2025, we had an accumulated deficit of $289.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, recent and any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including extreme weather conditions, economic uncertainty, increased tariffs, inflation, changing interest rates, any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. We have, in the past, experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents. While certain of these disruptions have been resolved, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
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
We plan to continue to invest in our research and development efforts and to increase our investment in research and development efforts related to our product development. While we anticipate certain cost savings associated with our workforce reductions, in the future, we continue to expect research and development expenses to increase in absolute dollars as we continue to advance our product development, hire additional personnel and retain existing personnel, purchase supplies and materials and allocate expense to our research and development facilities.

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
While we anticipate certain cost savings associated with our workforce reductions, in the future, we expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business, including sales, marketing, service, support, and distribution infrastructure. We also anticipate that we will incur higher expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income
Other income consists of interest income on our cash, cash equivalents and investments, including accretion and amortization of discounts and premiums on marketable debt securities.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,		Change ($)	Change (%)
	2025	2024
	(in thousands)
Operating expenses
Research and development	$11,536	$12,930	$(1,394)	(11)%
General and administrative	7,308	8,677	(1,369)	(16)%
Total operating expenses	18,844	21,607	(2,763)	(13)%
Other income
Interest income	2,231	2,877	(646)	(22)%
Total other income	2,231	2,877	(646)	(22)%
Net loss	$(16,613)	$(18,730)	$2,117	(11)%
Research and Development Expenses
Research and development expenses were $11.5 million for the three months ended March 31, 2025, compared to $12.9 million for the three months ended March 31, 2024, a decrease of $1.4 million, or 11%. The decrease was due to a $1.2 million decrease in laboratory and professional services primarily due to normal variability in the timing of research and development project activities and continued focus on cost optimization, and a $0.3 million decrease in stock-based compensation. These decreases were partially offset by a $0.1 million increase in facilities expense driven by increases in maintenance costs for our leases.
General and Administrative Expenses
General and administrative expenses were $7.3 million for the three months ended March 31, 2025, compared to $8.7 million for the three months ended March 31, 2024, a decrease of $1.4 million, or 16%. The decrease was due to a $0.8 million decrease in professional services attributable to legal and consulting fees and a $0.6 million decrease in stock-based compensation. The decrease in professional services was driven by $0.5 million in professional services related to the shelf registration statement filed during the three months ended March 31, 2024.
Other Income
Other income for the three months ended March 31, 2025 decreased compared to the three months ended March 31, 2024. The decrease is attributable to the decrease in interest income as our cash, cash equivalents, and investments balance decreased during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $16.6 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $289.6 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2025, we had cash, cash equivalents and investments of $192.8 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the three months ended March 31, 2025, we did not sell any shares of common stock pursuant to the sales agreement.
Funding Requirements
To date, we have not generated any revenue and we may not generate any revenue from the sale of products or from other sources in the near future.
We implemented a workforce reduction in the first quarter of 2025. The cost-saving initiatives are expected to reduce certain operating expenses, primarily personnel-related expense, in the near term.
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
As of the filing of this Quarterly Report on Form 10-Q, we expect our current cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of global and national conflicts or other disruptions; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our Nautilus platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings (including potential sales under the Sales Agreement), credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
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
Historical Cash Flows
For the Three Months Ended March 31, 2025 and 2024
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(13,937)	$(16,266)
Net cash provided by investing activities	19,511	22,353
Net cash provided by financing activities	18	245
Net increase in cash, cash equivalents and restricted cash	$5,592	$6,332

Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $13.9 million, resulting from our net loss of $16.6 million and decrease in net changes in assets and liabilities aggregating $0.6 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $3.3 million, which included $2.2 million of stock-based compensation, $1.2 million of amortization of operating lease right-of-use assets, and $0.5 million of depreciation. These non-cash charges were partially offset by $0.5 million of net accretion of discounts on securities.
During the three months ended March 31, 2024, net cash used in operating activities was $16.3 million, resulting from our net loss of $18.7 million and decrease in net changes in assets and liabilities aggregating $1.5 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $4.0 million, which included $3.1 million of stock-based compensation, $1.1 million amortization of operating lease right-of-use assets, and $0.5 million of depreciation. These non-cash charges were partially offset by $0.8 million of net accretion of discounts on securities.
Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities was $19.5 million, resulting from $26.6 million in proceeds from the maturities of securities, partially offset by $6.9 million in purchases of securities and $0.2 million in purchases of property and equipment.
During the three months ended March 31, 2024, net cash provided by investing activities was $22.4 million, resulting from $23.0 million in proceeds from maturities of securities, partially offset by $0.6 million in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities was comprised of proceeds from the exercise of stock options.
During the three months ended March 31, 2024, cash provided by financing activities was comprised of $0.2 million of proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited financial statements as of and for the years ended December 31, 2024 and 2023.

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
Interest Rate Risk
We had cash, cash equivalents and investments of $192.8 million as of March 31, 2025. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of March 31, 2025, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $1.3 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our operations and financial results could be adversely impacted by global and national events, such as the COVID-19 pandemic, conflicts in Eastern Europe and the Middle East, increased tariffs, trade disputes and general economic downturns.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $16.6 million and $18.7 million during three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $289.6 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. While we anticipate certain cost savings associated with our workforce reductions, we expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
•changes in economic conditions, including recessionary effects, inflationary pressures and volatility in the global financial markets, including with respect to any future financial institution failures;
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
•increased and/or unpredictable tariffs on our products, and/or on parts or materials that we source from foreign suppliers;
•the conflicts in Eastern Europe and the Middle East, any potential future financial institution failures, and other national and global events on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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

•the conflicts in Eastern Europe and the Middle East, changing interest rates, volatility in the global financial markets and general economic downturns; and
•other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, the conflicts in Eastern Europe and the Middle East, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, actual events involving limited liquidity or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the collapse of Silicon Valley Bank and other financial institutions in March 2023 has caused and could continue to cause volatility in the global financial markets.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, disruptions or volatility in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. Credit and banking costs, generally, may also be adversely impacted by these factors, resulting in higher costs for the Company. For example, as part of our efforts to diversify our banking and credit arrangements following the collapse of Silicon Valley Bank, we have incurred higher banking related costs.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. In May 2024, FDA issued a final rule that amends FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for LDTs. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated and set aside the FDA LDT Final Rule in its entirety. Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge FDA’s statutory interpretations, which can lead to uncertainties in the industry. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
Changes in the leadership of FDA and other federal agencies under the Trump administration, including mass layoffs and potential changes in future policies and regulations that can impact our industry, have resulted in significant uncertainties in the industry, including product developers and businesses of customers who use our products. Reduction in federal funding for research could negatively impact our customers and thus reduce the demand for our products. To the extent we are required to conduct clinical trials or to obtain regulatory authorization for our marketed products or future products due to changes in the regulatory requirements, delays in the commencement of our product launches or our changes to our current marketing strategy could significantly increase our costs and delay our commercialization plans, which could harm our financial prospects.
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
•political and economic volatility;
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of March 31, 2025, we had 134 employees. While in the first quarter of 2025 we implemented our workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.
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
In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees, particularly, senior scientists and engineers. To expand our research and product development efforts, we need additional people skilled in areas such as molecular and cellular biology, biochemistry, surface chemistry, software, bioinformatics, assay development, mechanical engineering, electrical engineering, optics, fluidics and manufacturing. Competition for these people is intense. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. Workforce reductions, such as the workforce reduction implemented during the first quarter of

2025, may be negatively received by potential or current employees and accordingly result in attrition or difficulty in recruiting desirable candidates. As part of our retention and incentive efforts, in addition to salary and cash incentives, we have issued stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by decreases in our stock price (whether or not related to or proportional to our operating performance) and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.
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
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Eastern Europe and the Middle East, potential uncertainty related to Taiwan and its relationship with China, changing interest rates and general economic downturns, and the collapse of Silicon Valley Bank and other financial institutions in March 2023, and related volatility in the global financial markets, are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, these events have resulted, and in the future may result, in disruptions in our supply chains or the supply chains of those entities providing services or products to us, restrictions in our ability to deploy our workforce in our own facilities, locally, nationally or internationally, restrictions on the operating capacity of the laboratories or research facilities of our customers, decreases in government funding of research and development, or changes to programs that provide funding to research laboratories that may have the impact of redirecting funding to other areas of research, or prolonging or delaying funding cycles, any of which could adversely impact our ability to manufacture and sell our products. Moreover, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus platform. Tariffs imposed upon products and materials used in manufacturing our products, or responsive tariffs imposed upon our exported products could impact our costs of manufacturing and ability to sell products in foreign countries, which could have a negative impact on our business.
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2025, we had cash, cash equivalents and investments of $192.8 million, consisting of U.S. treasury securities, mutual funds, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
Our facilities in Seattle, San Carlos and San Diego are vulnerable to natural disasters, public health crises, and other catastrophic events. For example, our San Carlos and San Diego facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Carlos facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.
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
•general economic, industry and market conditions; and
•global pandemics, natural disasters or major catastrophic events.
Recently, stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Common Stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our Common Stock. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our Common Stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including a minimum $1.00 bid price (the “Minimum Bid Price Requirement”), corporate governance standards and number of public stockholders. As of April 24, 2025, the closing price of our common stock was $0.71. There can be no assurance that our stock price will meet the Minimum Bid Price Requirement or that we will maintain compliance with any other of Nasdaq’s continued listing requirements.
If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if the listed company does not regain compliance within a 180-day grace period, it may be subject to delisting. In order to regain compliance, the bid price of the listed company’s common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within a 180-day grace period. In the event a listed company does not regain compliance by the end of the Compliance Period, that company may be eligible for additional time to regain compliance (the “Second Compliance Period”) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, the listed company would need to submit a transfer application and pay an application fee and, in addition, would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. There can be no assurance that a listed company will be eligible for the Second Compliance Period, if applicable, or that the Nasdaq Listing Qualifications Staff would grant that company’s request for continued listing subsequent to any delisting notification. If the listed company fails to regain compliance, its common stock would be subject to delisting.
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
As of March 31, 2025, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 69% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: April 29, 2025	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2025	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)