Form 10-Q
period 2025-06-30
Nautilus Biotechnology, Inc.
filed 2025-07-31
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 25, 2025, the registrant had 126,305,122 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to be in compliance with the Nasdaq Listing Rules;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of June 30, 2025 and December 31, 2024 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34,457	$27,646
Short-term investments	113,416	102,247
Prepaid expenses and other current assets	2,852	2,933
Total current assets	150,725	132,826
Property and equipment, net	3,728	4,076
Operating lease right-of-use assets	25,920	28,256
Long-term investments	31,636	76,405
Other long-term assets	1,180	1,180
Total assets	$213,189	$242,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$974	$987
Accrued expenses and other liabilities	2,938	2,548
Current portion of operating lease liabilities	4,225	4,097
Total current liabilities	8,137	7,632
Operating lease liabilities, net of current portion	23,958	26,381
Total liabilities	32,095	34,013

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 126,305,122 and 126,106,176 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	485,669	481,679
Accumulated other comprehensive income	77	57
Accumulated deficit	(304,665)	(273,019)
Total stockholders’ equity	181,094	208,730
Total liabilities and stockholders' equity	$213,189	$242,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Operating expenses
Research and development	$10,394	$12,436	$21,930	$25,366
General and administrative	6,703	8,353	14,011	17,030
Total operating expenses	17,097	20,789	35,941	42,396
Other income (expense):
Interest income	2,080	2,798	4,311	5,675
Other expense	(16)	(19)	(16)	(19)
Total other income	$2,064	$2,779	$4,295	$5,656
Net loss	$(15,033)	$(18,010)	$(31,646)	$(36,740)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.14)	$(0.25)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,204,632	125,317,650	126,174,603	125,226,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(15,033)	$(18,010)	$(31,646)	$(36,740)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(112)	199	20	(291)
Total other comprehensive income (loss)	(112)	199	20	(291)
Comprehensive loss	$(15,145)	$(17,811)	$(31,626)	$(37,031)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

Three Months Ended June 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at March 31, 2025	126,148,469	$13	$483,865	$189	$(289,632)	$194,435
Issuance of common stock upon exercise of vested stock options	18,140	—	8	—	—	8
Issuance of common stock under employee stock purchase plan	138,513	—	87	—	—	87
Stock-based compensation expense	—	—	1,709	—	—	1,709
Other comprehensive loss	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	(15,033)	(15,033)
Balances at June 30, 2025	126,305,122	$13	$485,669	$77	$(304,665)	$181,094

Three Months Ended June 30, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at March 31, 2024	125,265,015	$13	$471,193	$(745)	$(220,969)	$249,492
Issuance of common stock upon exercise of vested stock options	17,838	—	30	—	—	30
Issuance of common stock under employee stock purchase plan	123,895	—	289	—	—	289
Stock-based compensation expense	—	—	3,279	—	—	3,279
Other comprehensive income	—	—	—	199	—	199
Net loss	—	—	—	—	(18,010)	(18,010)
Balances at June 30, 2024	125,406,748	$13	$474,791	$(546)	$(238,979)	$235,279

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

Six Months Ended June 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730
Issuance of common stock upon exercise of vested stock options	60,433	—	26	—	—	26
Issuance of common stock under employee stock purchase plan	138,513	—	87	—	—	87
Stock-based compensation expense	—	—	3,877	—	—	3,877
Other comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(31,646)	(31,646)
Balances at June 30, 2025	126,305,122	$13	$485,669	$77	$(304,665)	$181,094

Six Months Ended June 30, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2023	125,068,601	$13	$467,834	$(255)	$(202,239)	$265,353
Issuance of common stock upon exercise of vested stock options	214,252	—	275	—	—	275
Issuance of common stock under employee stock purchase plan	123,895	—	289	—	—	289
Stock-based compensation expense	—	—	6,393	—	—	6,393
Other comprehensive loss	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	(36,740)	(36,740)
Balances at June 30, 2024	125,406,748	$13	$474,791	$(546)	$(238,979)	$235,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(31,646)	$(36,740)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,877	6,393
Amortization of operating lease right-of-use assets	2,336	2,160
Depreciation	922	1,028
Amortization (accretion) of premium (discount) on securities, net	(980)	(1,453)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	160	(71)
Accounts payable	(51)	(308)
Accrued expenses and other liabilities	390	(706)
Operating lease liabilities	(2,295)	(2,026)
Net cash used in operating activities	(27,287)	(31,723)
Cash flows from investing activities
Proceeds from maturities of securities	45,878	53,500
Purchases of securities	(11,278)	(15,694)
Purchases of property and equipment	(615)	(1,159)
Net cash provided by investing activities	33,985	36,647
Cash flows from financing activities
Proceeds from exercise of stock options	26	275
Proceeds from issuance of common stock under employee stock purchase plan	87	289
Net cash provided by financing activities	113	564
Net increase in cash, cash equivalents and restricted cash	6,811	5,488

Cash, cash equivalents and restricted cash at beginning of period	28,648	20,399
Cash, cash equivalents and restricted cash at end of period	$35,459	$25,887

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$112	$444
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
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of June 30, 2025, the Company had an accumulated deficit of $304.7 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $147.9 million as of June 30, 2025. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results could vary as a result of, and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and six months ended June 30, 2025 and 2024, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of June 30, 2025 and December 31, 2024:

(in thousands)		Gross Unrealized			Reported as:
June 30, 2025	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$351	$—	$—	$351	$351	$—	$—
U.S. treasury securities	60,247	116	(38)	60,325	—	41,815	18,510
Total Level 1	60,598	116	(38)	60,676	351	41,815	18,510
Level 2
Commercial paper	39,814	—	(11)	39,803	33,890	5,913	—
Agency securities	78,804	75	(65)	78,814	—	65,688	13,126
Total Level 2	118,618	75	(76)	118,617	33,890	71,601	13,126
Total Level 1 and Level 2	$179,216	$191	$(114)	$179,293	$34,241	$113,416	$31,636

(in thousands)		Gross Unrealized			Reported as:
December 31, 2024	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$521	$—	$—	$521	$521	$—	$—
U.S. treasury securities	68,529	138	(111)	68,556	—	25,836	42,720
Total Level 1	69,050	138	(111)	69,077	521	25,836	42,720
Level 2
Commercial paper	30,881	3	(6)	30,878	26,924	3,954	—
Agency securities	106,109	210	(177)	106,142	—	72,457	33,685
Total Level 2	136,990	213	(183)	137,020	26,924	76,411	33,685
Total Level 1 and Level 2	$206,040	$351	$(294)	$206,097	$27,445	$102,247	$76,405
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.
There were no continuous unrealized loss positions in excess of twelve months as of June 30, 2025.
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three and six

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
months ended June 30, 2025 and 2024, and had no allowance for credit losses as of June 30, 2025 and December 31, 2024.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Laboratory equipment	$6,497	$6,469
Leasehold improvements	118	118
Computer hardware	512	484
Furniture, fixtures and office equipment	324	324
Prototype equipment	2,179	2,029
Construction in progress	1,541	1,186
	11,171	10,610
Less: Accumulated depreciation	(7,443)	(6,534)
Total	$3,728	$4,076
The Company recorded depreciation expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2025, and $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Employee compensation	$2,211	$1,343
Accrued professional and consulting fees	364	219
Accrued research and development	251	468
Other	112	518
Total	$2,938	$2,548
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$34,457	$27,646
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$35,459	$28,648
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of June 30, 2025 and December 31, 2024.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
5.     Common Stock
There were 126,305,122 shares issued and outstanding as of June 30, 2025.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	June 30, 2025	December 31, 2024
Shares available for grant under 2021 Equity Incentive Plan	27,667,839	23,784,439
Stock options issued and outstanding	18,996,250	16,634,775
Shares available for grant under 2021 Employee Stock Purchase Plan	5,630,908	4,508,360
Total shares of common stock reserved	52,294,997	44,927,574
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and six months ended June 30, 2025 and 2024, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets.
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact on our financial statements.
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2025, 27,667,839 and 5,630,908 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, non-employee

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2025, the number of shares available under the 2021 Plan increased by 6,305,308 shares pursuant to this feature.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.3 - 6.0	5.3 - 6.0	5.3 - 6.0	5.3 - 6.0
Expected volatility	97.5% - 103.0%	99.7% - 101.1%	97.5% - 103.0%	99.7% - 101.1%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.90% - 4.04%	4.17% - 4.60%	3.90% - 4.04%	4.01% - 4.60%
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes option award activity during the six months ended June 30, 2025:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	16,634,775	$3.57
Granted	3,493,350	$0.99
Exercised	(60,433)	$0.44
Forfeited	(1,071,442)	$2.71
Outstanding as of June 30, 2025	18,996,250	$3.16	7.4	$330
Options vested and expected to vest as of June 30, 2025	18,996,250	$3.16
Vested and exercisable at June 30, 2025	11,777,364	$3.91	6.4	$310
As of June 30, 2025, there was $10.6 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.4 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$686	$1,146	$1,454	$2,242
General and administrative	1,023	2,133	2,423	4,151
Total stock-based compensation expense	$1,709	$3,279	$3,877	$6,393
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2025 as the Company had not yet received the related goods or services. As of June 30, 2025, the Company had open purchase commitments for goods and services of $1.5 million, of which $1.1 million are expected to be received through the next 12 months.
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
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2025:

Lease Obligations
(in thousands)
Six months ending December 31, 2025	$3,012
2026	6,874
2027	6,889
2028	5,816
2029	4,539
2030 and thereafter	8,668
Total future minimum lease payments	35,798
Less: Imputed interest	(7,615)
Total operating lease liabilities	$28,183
For the six months ended June 30, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $3.6 million and $3.5 million, respectively.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(15,033)	$(18,010)	$(31,646)	$(36,740)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,204,632	125,317,650	126,174,603	125,226,552
Net loss per share attributable to common stockholders, basic and diluted:	$(0.12)	$(0.14)	$(0.25)	$(0.29)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Six Months Ended June 30,
	2025	2024
Options to purchase common stock	18,996,250	17,545,835
Employee stock purchase plan	122,653	139,861
Total potentially dilutive common share equivalents	19,118,903	17,685,696
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses consolidated net loss in assessing operating decisions, allocating resources and evaluating financial performance. Consolidated net loss is used to monitor budget versus actual results. The Company identified the following significant segment expenses for its single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Significant segment expenses:
Payroll-related expenses	$7,946	$8,625	$16,969	$17,578
Professional services and laboratory expenses	3,240	4,732	6,429	9,928
Facilities expenses	2,827	2,655	5,839	5,416
Stock-based compensation expense	1,709	3,279	3,877	6,393
Other segment items (1)	1,375	1,498	2,827	3,081
Total operating expenses	$17,097	$20,789	$35,941	$42,396

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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve research collaborations with biopharmaceutical companies and key academic opinion leaders exploring utility of pre-commercial versions of the platform, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release in which we expect to engage with customers using a service model to generate pilot data on the platform in our facilities, or through on-site installation and testing to evaluate the platform at the customers’ facilities. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key academic opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the second phase, we plan to provide early access to our collaborators with broad-scale and targeted analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus platform. As part of the early access limited release during the second phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. We believe there is significant interest in our platform for targeted proteoform analysis. As such, we expect to be working with our initial early access collaborators in this area, and to leverage our learnings from those collaborations for the benefit of both our broad-scale and targeted products and services. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2026 and subsequent broad commercialization thereafter. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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

Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $147.9 million. As of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $31.6 million during the six months ended June 30, 2025, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus platform. As of June 30, 2025, we had an accumulated deficit of $304.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. We have, in the past, experienced some supply disruptions, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents. While certain of these disruptions have been resolved, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Change ($)	Change (%)
	2025	2024
	(in thousands)
Operating expenses
Research and development	$10,394	$12,436	$(2,042)	(16)%
General and administrative	6,703	8,353	(1,650)	(20)%
Total operating expenses	17,097	20,789	(3,692)	(18)%
Other income (expense)
Interest income	2,080	2,798	(718)	(26)%
Other expense	(16)	(19)	3	(16)%
Total other income	2,064	2,779	(715)	(26)%
Net loss	$(15,033)	$(18,010)	$2,977	(17)%
Research and Development Expenses
Research and development expenses were $10.4 million for the three months ended June 30, 2025, compared to $12.4 million for the three months ended June 30, 2024, a decrease of $2.0 million, or 16%. The decrease was due to a $0.8 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in March 2025, a $0.8 million decrease in laboratory and professional services due to continued focus on cost optimization and normal variability in the timing of research and development project activities, and a $0.5 million decrease in stock-based compensation driven by stock options granted at the time of the Merger becoming fully expensed during the period. Additional stock options granted since the Merger have had lower valuations and resulted in lower incremental expense.

General and Administrative Expenses
General and administrative expenses were $6.7 million for the three months ended June 30, 2025, compared to $8.4 million for the three months ended June 30, 2024, a decrease of $1.7 million, or 20%. The decrease was due to a $1.1 million decrease in stock-based compensation driven by stock options granted at the time of the Merger becoming fully expensed during the period. Additional stock options granted since the Merger have had lower valuations and resulted in lower incremental expense. Also contributing to the decrease was a $0.7 million decrease in professional services attributable to legal and consulting fees including the resolution of the Standard Biotools legal matter.
Other Income
Other income for the three months ended June 30, 2025 decreased compared to the three months ended June 30, 2024. The decrease is attributable to the decrease in interest income as our cash, cash equivalents, and investments balance decreased during the period.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Six Months Ended June 30,		Change ($)	Change (%)
	2025	2024
	(in thousands)
Operating expenses
Research and development	$21,930	$25,366	$(3,436)	(14)%
General and administrative	14,011	17,030	(3,019)	(18)%
Total operating expenses	35,941	42,396	(6,455)	(15)%
Other income (expense):
Interest income	4,311	5,675	(1,364)	(24)%
Other expense	(16)	(19)	3	(16)%
Total other income	4,295	5,656	(1,361)	(24)%
Net loss	$(31,646)	$(36,740)	$5,094	(14)%
Research and Development Expenses
Research and development expenses were $21.9 million for the six months ended June 30, 2025, compared to $25.4 million for the six months ended June 30, 2024, a decrease of $3.4 million, or 14%. The decrease was due to a $2.0 million decrease in laboratory supplies and equipment expense attributable to continued focus on cost optimization and normal variability in the timing of research and development project activities. Also contributing to the decrease was a $0.8 million decrease in stock-based compensation driven by stock options granted at the time of the Merger becoming fully expensed during the period. Additional stock options granted since the Merger have had lower valuations and resulted in lower incremental expense. Also contributing to the decrease was a $0.7 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in March 2025.
General and Administrative Expenses
General and administrative expenses were $14.0 million for the six months ended June 30, 2025, compared to $17.0 million for the six months ended June 30, 2024, a decrease of $3.0 million, or 18%. The decrease was due to a $1.7 million decrease in stock-based compensation driven by stock options granted at the time of the Merger becoming fully expensed during the period. Additional stock options granted since the Merger have had lower valuations and resulted in lower incremental expense. Also contributing to the decrease was a $1.4 million decrease in professional services attributable to legal and general consulting fees. This decrease is driven by professional services from fees related to the shelf registration statement filed in February 2024 and the resolution of the Standard Biotools legal matter.

Other Income (Expense)
Other income (expense) for the six months ended June 30, 2025 decreased compared to the six months ended June 30, 2024. The decrease is attributable to the decrease in interest income as our cash, cash equivalents, and investments balance decreased during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $31.6 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $304.7 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2025, we had cash, cash equivalents and investments of $179.5 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the six months ended June 30, 2025, we did not sell any shares of common stock pursuant to the Sales Agreement.
The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-277437) (the “Shelf Registration Statement”), which was filed with the SEC on February 28, 2024 and which became effective March 6, 2024. No securities have yet been sold under the Shelf Registration Statement.
The Shelf Registration Statement will remain in effect for up to three years and allows us to sell from time to time up to $300.0 million of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts or units comprised of any combination of these securities, for our own account in one or more offerings and is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering thereunder will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
As previously disclosed in our current report on Form 8-K filed on May 2, 2025, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Staff, notifying the Company that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of at least $1 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). The Company’s failure to comply with the Minimum Bid Requirement was based on its common stock per share price being below the $1 threshold for a period of 30 consecutive trading days. Pursuant to the Nasdaq Letter, the

Company has 180 calendar days from the date of the Nasdaq Letter to regain compliance, and may be eligible for up to an additional 180 days in accordance with applicable Nasdaq rules. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), its common stock will become subject to delisting. The Company intends to monitor the closing bid price of its common stock during the compliance period(s) and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
Funding Requirements
To date, we have not generated any revenue and we may not generate any revenue from the sale of products or from other sources in the near future.
We implemented a workforce reduction in the first quarter of 2025. The cost-saving initiatives resulted in reductions to personnel-related expenses during the period and are expected to continue throughout 2025.
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

Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on sales and marketing and the development of our technology. If we raise additional funds by issuing equity securities, including any issuances pursuant to our “at the market” equity offering program under our Sales Agreement with TD Cowen or our Shelf Registration Statement, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.
Historical Cash Flows
For the Six Months Ended June 30, 2025 and 2024
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(27,287)	$(31,723)
Net cash provided by investing activities	33,985	36,647
Net cash provided by financing activities	113	564
Net increase in cash, cash equivalents and restricted cash	$6,811	$5,488
Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $27.3 million, resulting from our net loss of $31.6 million and decrease in net changes in assets and liabilities aggregating $1.8 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $6.2 million, which included $3.9 million of stock-based compensation, $2.3 million of amortization of operating lease right-of-use assets, and $0.9 million of depreciation. These non-cash charges were partially offset by $1.0 million of net accretion of discounts on securities.
During the six months ended June 30, 2024, net cash used in operating activities was $31.7 million, resulting from our net loss of $36.7 million and decrease in net changes in assets and liabilities aggregating $3.1 million. Net cash used in operating activities was partially offset by non-cash charges aggregating $8.1 million, which included $6.4 million of stock-based compensation, $2.2 million amortization of operating lease right-of-use assets, and $1.0 million of depreciation. These non-cash charges were partially offset by $1.5 million of net accretion of discounts on securities.
Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities was $34.0 million, resulting from $45.9 million in proceeds from the maturities of securities, partially offset by $11.3 million in purchases of securities and $0.6 million in purchases of property and equipment.
During the six months ended June 30, 2024, net cash provided by investing activities was $36.6 million, resulting from $53.5 million in proceeds from maturities of securities, partially offset by $15.7 million in purchases of securities and $1.2 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2025, cash provided by financing activities was comprised of $0.1 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

During the six months ended June 30, 2024, cash provided by financing activities was comprised of $0.6 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $179.5 million as of June 30, 2025. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of June 30, 2025, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $0.9 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $15.0 million and $31.6 million during the three and six months ended June 30, 2025, respectively and $18.0 million and $36.7 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $304.7 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. While we anticipate continued cost savings associated with our workforce reductions, we expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key academic opinion leaders exploring utility of pre-commercial versions of the platform, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the second phase, we plan to provide early access to our collaborators with broad-scale and targeted analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus platform As part of the early access limited release during the second phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. We believe there is significant interest in our platform for targeted proteoform analysis. As such, we expect to be working with our initial early access collaborators in this area, and to leverage our learnings from those collaborations for the benefit of both our broad-scale and targeted products and services. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2026 and subsequent broad commercialization thereafter. Voice of customer studies have suggested that there is market demand for a proteomics platform with specifications that are initially lower than what we have previously disclosed, for example, around characteristics such as sample input and proteome coverage. Consequently, as we balance our time to market goals with our evolving view of customer requirements, we are refining our initial launch specifications. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
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
•changes in tax legislation that may indirectly impact research institutions’ ability to allocate funds to different areas of research;
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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. We filed (i) on February 28, 2024, a shelf registration statement on Form S-3 with the SEC that became effective on March 6, 2024 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on March 6, 2024, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, the conflicts in Eastern Europe and the Middle East, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which provides for certain privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide certain disclosures to California consumers and provide such consumers with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, Iowa, Maryland, Minnesota, New Hampshire, Nebraska and New Jersey have enacted similar laws that have taken or will take effect in 2025; and Indiana, Rhode Island and Kentucky have enacted similar laws that will take effect in 2026. Additionally, certain other state laws govern the privacy and security of health information in certain circumstances, such as Washington’s My Health, My Data Act, which contains a private right of action. These new state laws will require ongoing compliance efforts and investment. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed or otherwise processed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of comprehensive federal data privacy legislation. It is possible that these or other laws, regulations, or other actual or asserted obligations relating to privacy or security matters may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business..
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of June 30, 2025, we had 128 employees. While in the first quarter of 2025 we implemented our workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.
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
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2025, we had cash, cash equivalents and investments of $179.5 million, consisting of U.S. treasury securities, mutual funds, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
We may be subject to supply chain interruptions. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Eastern Europe, increased conflict in the Middle East, uncertainty related to Taiwan and its relationship with China, and resurgent or new global pandemics could negatively impact our ability to further develop our products or to manufacture and deliver our products or services, which could negatively impact our timelines and business results. For example, we have experienced some supply disruptions, including closures at certain chip manufacturers, which led to extended lead times for certain chips; diversion of certain lab materials needed to support COVID-19 relief efforts; and lower availability of certain reagents, and delays similar to those we experienced during the COVID-19 pandemic could impact us if they recur or are exacerbated due to the situations in Eastern Europe and/or the Middle East.
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

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our Common Stock could be delisted from Nasdaq. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if our Common Stock is delisted.
Our Common Stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including a minimum $1.00 bid price (the “Minimum Bid Price Requirement”), corporate governance standards and number of public stockholders. On May 1, 2025, we received a letter from the Listing Qualifications Staff (“Staff”) of Nasdaq indicating that, based upon the closing bid price of shares of our Common Stock for the 30 consecutive business day period between March 19, 2025, through April 30, 2025, we did not meet the Minimum Bid Price Requirement for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq’s listing rules, we have been afforded 180 calendar days, or until October 28, 2025 (the “Compliance Period”) to regain compliance with the Minimum Bid Price Requirement. In order to regain compliance, the bid price of our Common Stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for an additional 180 calendar days to regain compliance (the “Second Compliance Period”) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, we would need to submit a transfer application and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. There can be no assurance that we will be eligible for the Second Compliance Period, if applicable, or that the Staff would grant our request for continued listing subsequent to any delisting notification and there can be no assurance that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, if applicable.
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
We are actively monitoring the closing bid price of our shares of Common Stock during the Compliance Period and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. While we are exercising diligent efforts to maintain the listing of our Common Stock on the Nasdaq, there can be no assurance that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standard.
Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of June 30, 2025, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned a substantial portion of the outstanding shares of our Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
We are subject to tax laws, regulations, and policies of U.S. federal, state and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. We are currently evaluating the full impact of the OBBB Act on us. In addition, many countries and local jurisdictions and organizations such as the Organisation for Economic Co-operation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees and a proposed 15% global minimum tax (“Pillar 2”) that is being implemented by several countries and is being considered for implementation by others. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any new or changes to tax laws could adversely affect our future effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our future business, cash flows, results of operations or financial condition, including if we expand internationally.
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: July 31, 2025	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)