Form 10-Q
period 2025-09-30
Nautilus Biotechnology, Inc.
filed 2025-10-28
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 23, 2025, the registrant had 126,305,122 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of September 30, 2025 and December 31, 2024 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,875	$27,646
Short-term investments	107,552	102,247
Prepaid expenses and other current assets	2,898	2,933
Total current assets	134,325	132,826
Property and equipment, net	3,624	4,076
Operating lease right-of-use assets	24,727	28,256
Long-term investments	37,059	76,405
Other long-term assets	1,180	1,180
Total assets	$200,915	$242,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$893	$987
Accrued expenses and other liabilities	3,880	2,548
Current portion of operating lease liabilities	4,209	4,097
Total current liabilities	8,982	7,632
Operating lease liabilities, net of current portion	22,794	26,381
Total liabilities	31,776	34,013

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 126,305,122 and 126,106,176 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	487,165	481,679
Accumulated other comprehensive income	200	57
Accumulated deficit	(318,239)	(273,019)
Total stockholders’ equity	169,139	208,730
Total liabilities and stockholders' equity	$200,915	$242,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Operating expenses:
Research and development	$9,605	$12,288	$31,535	$37,654
General and administrative	5,867	6,812	19,878	23,842
Total operating expenses	15,472	19,100	51,413	61,496
Other income (expense):
Interest income	1,903	2,674	6,214	8,349
Other expense	(5)	(20)	(21)	(39)
Total other income	$1,898	$2,654	$6,193	$8,310
Net loss	$(13,574)	$(16,446)	$(45,220)	$(53,186)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.13)	$(0.36)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,305,122	125,452,572	126,218,587	125,302,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(13,574)	$(16,446)	$(45,220)	$(53,186)
Other comprehensive income:
Unrealized gain on securities available-for-sale	123	1,277	143	986
Total other comprehensive income	123	1,277	143	986
Comprehensive loss	$(13,451)	$(15,169)	$(45,077)	$(52,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

Three Months Ended September 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2025	126,305,122	$13	$485,669	$77	$(304,665)	$181,094
Stock-based compensation expense	—	—	1,496	—	—	1,496
Other comprehensive income	—	—	—	123	—	123
Net loss	—	—	—	—	(13,574)	(13,574)
Balances at September 30, 2025	126,305,122	$13	$487,165	$200	$(318,239)	$169,139

Three Months Ended September 30, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2024	125,406,748	$13	$474,791	$(546)	$(238,979)	$235,279
Issuance of common stock upon exercise of vested stock options	153,561	—	140	—	—	140
Stock-based compensation expense	—	—	3,184	—	—	3,184
Other comprehensive income	—	—	—	1,277	—	1,277
Net loss	—	—	—	—	(16,446)	(16,446)
Balances at September 30, 2024	125,560,309	$13	$478,115	$731	$(255,425)	$223,434

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

Nine Months Ended September 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730
Issuance of common stock upon exercise of vested stock options	60,433	—	26	—	—	26
Issuance of common stock under employee stock purchase plan	138,513	—	87	—	—	87
Stock-based compensation expense	—	—	5,373	—	—	5,373
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(45,220)	(45,220)
Balances at September 30, 2025	126,305,122	$13	$487,165	$200	$(318,239)	$169,139

Nine Months Ended September 30, 2024			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2023	125,068,601	$13	$467,834	$(255)	$(202,239)	$265,353
Issuance of common stock upon exercise of vested stock options	367,813	—	415	—	—	415
Issuance of common stock under employee stock purchase plan	123,895	—	289	—	—	289
Stock-based compensation expense	—	—	9,577	—	—	9,577
Other comprehensive income	—	—	—	986	—	986
Net loss	—	—	—	—	(53,186)	(53,186)
Balances at September 30, 2024	125,560,309	$13	$478,115	$731	$(255,425)	$223,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(45,220)	$(53,186)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,373	9,577
Amortization of operating lease right-of-use assets	3,529	3,257
Depreciation	1,348	1,543
Amortization (accretion) of premium (discount) on securities, net	(1,286)	(2,176)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	149	(26)
Accounts payable	(71)	(35)
Accrued expenses and other liabilities	1,332	(729)
Operating lease liabilities	(3,475)	(3,061)
Net cash used in operating activities	(38,321)	(44,836)
Cash flows from investing activities
Proceeds from maturities of securities	74,241	90,410
Purchases of securities	(38,771)	(59,398)
Purchases of property and equipment	(1,033)	(1,868)
Net cash provided by investing activities	34,437	29,144
Cash flows from financing activities
Proceeds from exercise of stock options	26	415
Proceeds from issuance of common stock under employee stock purchase plan	87	289
Net cash provided by financing activities	113	704
Net decrease in cash, cash equivalents and restricted cash	(3,771)	(14,988)

Cash, cash equivalents and restricted cash at beginning of period	28,648	20,399
Cash, cash equivalents and restricted cash at end of period	$24,877	$5,411

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$51	$31
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
Going Concern
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2025, the Company had an accumulated deficit of $318.2 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $131.4 million as of September 30, 2025. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and nine months ended September 30, 2025 and 2024, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of September 30, 2025 and December 31, 2024:

(in thousands)		Gross Unrealized			Reported as:
September 30, 2025	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,462	$—	$—	$1,462	$1,462	$—	$—
U.S. treasury securities	70,890	166	(15)	71,041	—	43,977	27,064
Total Level 1	72,352	166	(15)	72,503	1,462	43,977	27,064
Level 2
Commercial paper	30,862	—	(6)	30,856	21,939	8,917	—
Agency securities	64,598	73	(18)	64,653	—	54,658	9,995
Total Level 2	95,460	73	(24)	95,509	21,939	63,575	9,995
Total Level 1 and Level 2	$167,812	$239	$(39)	$168,012	$23,401	$107,552	$37,059

(in thousands)		Gross Unrealized			Reported as:
December 31, 2024	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$521	$—	$—	$521	$521	$—	$—
U.S. treasury securities	68,529	138	(111)	68,556	—	25,836	42,720
Total Level 1	69,050	138	(111)	69,077	521	25,836	42,720
Level 2
Commercial paper	30,881	3	(6)	30,878	26,924	3,954	—
Agency securities	106,109	210	(177)	106,142	—	72,457	33,685
Total Level 2	136,990	213	(183)	137,020	26,924	76,411	33,685
Total Level 1 and Level 2	$206,040	$351	$(294)	$206,097	$27,445	$102,247	$76,405
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2025 are as follows:
ㅤ

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
September 30, 2025	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$(7)	$13,042	$(8)	$6,973	$(15)	$20,015
Commercial paper	(6)	30,856	—	—	(6)	30,856
Agency securities	(3)	6,990	(15)	13,692	(18)	20,682
Total	$(16)	$50,888	$(23)	$20,665	$(39)	$71,553
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three and nine months ended September 30, 2025 and 2024, and had no allowance for credit losses as of September 30, 2025 and December 31, 2024.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Laboratory equipment	$6,478	$6,469
Leasehold improvements	118	118
Computer hardware	542	484
Furniture, fixtures and office equipment	322	324
Prototype equipment	2,173	2,029
Construction in progress	1,729	1,186
	11,362	10,610
Less: Accumulated depreciation	(7,738)	(6,534)
Total	$3,624	$4,076
The Company recorded depreciation expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, which was primarily allocated to research and development expense.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Employee compensation	$2,995	$1,343
Accrued research and development	440	468
Accrued professional and consulting fees	221	219
Other	224	518
Total	$3,880	$2,548
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$23,875	$27,646
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$24,877	$28,648
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of September 30, 2025 and December 31, 2024.
5.     Common Stock
There were 126,305,122 shares issued and outstanding as of September 30, 2025.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	September 30, 2025	December 31, 2024
Shares available for grant under 2021 Equity Incentive Plan	29,395,802	23,784,439
Stock options issued and outstanding	17,268,287	16,634,775
Shares available for grant under 2021 Employee Stock Purchase Plan	5,630,908	4,508,360
Total shares of common stock reserved	52,294,997	44,927,574
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and nine months ended September 30, 2025 and 2024, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets.
On July 4, 2025, President Trump signed H.R. 1, the One Big Beautiful Bill Act (“OBBBA”) into law. Two key provisions are applicable to the Company: (1) the treatment of capitalization and amortization of domestic Section 174 research and experimental expenditures or currently expensing domestic research and experimental expenditures, and (2) the allowance of 100% bonus depreciation on qualified fixed assets. The Company is currently evaluating the available implementation options and expects to finalize its approach in the fourth quarter of calendar year 2025. In accordance with U.S. GAAP, the Company has also assessed the impact of the OBBBA on its annual

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
consolidated financial statements and related disclosures and does not expect a material impact given the Company has a full valuation allowance.
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2025, 29,395,802 and 5,630,908 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.0	6.0 - 6.1	5.3 - 6.0	5.3 - 6.1
Expected volatility	102.3% - 102.7%	100.0% - 100.7%	97.5% - 103.0%	99.7% - 101.1%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.77% - 3.88%	3.43% - 4.14%	3.77% - 4.04%	3.43% - 4.60%
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
The following table summarizes option award activity during the nine months ended September 30, 2025:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	16,634,775	$3.57
Granted	3,539,350	$0.99
Exercised	(60,433)	$0.44
Forfeited	(2,845,405)	$2.59
Outstanding as of September 30, 2025	17,268,287	$3.21	7.1	$602
Options vested and expected to vest as of September 30, 2025	17,268,287	$3.21
Vested and exercisable at September 30, 2025	10,828,679	$4.04	6.1	$399
As of September 30, 2025, there was $9.0 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.3 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$649	$1,197	$2,103	$3,439
General and administrative	847	1,987	3,270	6,138
Total stock-based compensation expense	$1,496	$3,184	$5,373	$9,577
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2025 as the Company had not yet received the related goods or services. As of September 30, 2025, the Company had open purchase commitments for goods and services of $1.2 million, of which $1.1 million are expected to be received through the next 12 months.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2025:

Lease Obligations
(in thousands)
Three months ending December 31, 2025	$1,217
2026	6,874
2027	6,889
2028	5,816
2029	4,539
2030 and thereafter	8,668
Total future minimum lease payments	34,003
Less: Imputed interest	(7,000)
Total operating lease liabilities	$27,003
For the nine months ended September 30, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $5.4 million and $5.2 million, respectively.
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(13,574)	$(16,446)	$(45,220)	$(53,186)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,305,122	125,452,572	126,218,587	125,302,440
Net loss per share attributable to common stockholders, basic and diluted:	$(0.11)	$(0.13)	$(0.36)	$(0.42)

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	17,268,287	17,365,605
Employee stock purchase plan	112,534	119,275
Total potentially dilutive common share equivalents	17,380,821	17,484,880
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses consolidated net loss in assessing operating decisions, allocating resources and evaluating financial performance. Consolidated net loss is used to monitor budget versus actual results. The Company identified the following significant segment expenses for its single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Significant segment expenses:
Payroll-related expenses	$7,141	$7,761	$24,109	$25,340
Professional services and laboratory expenses	2,653	4,059	9,082	13,987
Facilities expenses	2,871	2,740	8,711	8,157
Stock-based compensation expense	1,496	3,184	5,373	9,577
Other segment items (1)	1,311	1,356	4,138	4,435
Total operating expenses	$15,472	$19,100	$51,413	$61,496

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
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We plan to commercialize our proteomics platform using a three-phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets. The first phase is expected to involve research collaborations with biopharmaceutical companies and key academic opinion leaders exploring utility of pre-commercial versions of the platform, during which we do not expect to recognize significant revenue, if any. The second phase will include an early access limited release in which we expect to engage with customers using a service model to generate pilot data on the platform in our facilities, or through on-site installation and testing to evaluate the platform at the customers’ facilities. Finally, the third phase is anticipated to include a broader commercial launch. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key academic opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the second phase, we plan to provide early access to our collaborators with broadscale and targeted analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus platform. As part of the early access limited release during the second phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. We expect to launch early access to our platform starting with target specific service offerings in the first half of 2026 for the analysis of the microtubule-associated protein tau (or “Tau” for short), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Over time, we plan to extend this early access framework into a dual model that supports both targeted assays like Tau and broadscale workflows, which will offer broader proteome coverage. We do not anticipate these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2026 and subsequent broad commercialization thereafter. Voice of customer studies have suggested strong interest in our product with recognition that our planned offering represents an entirely new class of measurement. Consequently, we have the ability to adjust our initial launch criteria for both our targeted and broadscale proteomics analysis offerings to balance time-to-market.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $131.4 million. As of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $45.2 million during the nine months ended September 30, 2025, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus platform. As of September 30, 2025, we had an accumulated deficit of $318.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•continue our research and development activities, including with respect to our Nautilus platform;
•conduct activities to develop and deliver service offerings and to establish and operate service laboratory operations;
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
We plan to continue to invest in our research and development efforts and to increase our investment in research and development efforts related to our product development. While we anticipate certain cost savings associated with our workforce reductions implemented in the first quarter of 2025, in the future, we continue to expect research and development expenses to increase in absolute dollars as we continue to advance our product development, hire additional personnel and retain existing personnel, purchase supplies and materials and allocate expense to our research and development facilities.
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
While we anticipate certain cost savings associated with our workforce reductions implemented in the first quarter of 2025, in the future, we expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business, including sales, marketing, service, support, and distribution infrastructure. We also anticipate that we will incur higher expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income
Other income consists of interest income on our cash, cash equivalents and investments, including accretion and amortization of discounts and premiums on marketable debt securities.
Results of Operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Change ($)	Change (%)
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$9,605	$12,288	$(2,683)	(22)%
General and administrative	5,867	6,812	(945)	(14)%
Total operating expenses	15,472	19,100	(3,628)	(19)%
Other income (expense):
Interest income	1,903	2,674	(771)	(29)%
Other expense	(5)	(20)	15	(75)%
Total other income	1,898	2,654	(756)	(28)%
Net loss	$(13,574)	$(16,446)	$2,872	(17)%

Research and Development Expenses
Research and development expenses were $9.6 million for the three months ended September 30, 2025, compared to $12.3 million for the three months ended September 30, 2024, a decrease of $2.7 million, or 22%. The decrease was due to a $1.3 million decrease in laboratory and professional services due to operating efficiencies and lower development-related costs, a $0.8 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in March 2025, and a $0.5 million decrease in stock-based compensation. The decrease in stock-based compensation is driven by stock options granted at the time of the Merger becoming fully expensed in 2025 and lower expense associated with stock options granted since the Merger.
General and Administrative Expenses
General and administrative expenses were $5.9 million for the three months ended September 30, 2025, compared to $6.8 million for the three months ended September 30, 2024, a decrease of $0.9 million, or 14%. The decrease was primarily due to a $1.1 million decrease in stock-based compensation. The decrease is driven by stock options granted at the time of the Merger becoming fully expensed in 2025 and lower expense associated with stock options granted since the Merger.
Other Income
Other income for the three months ended September 30, 2025 decreased compared to the three months ended September 30, 2024. The change is attributable to the decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Nine Months Ended September 30,		Change ($)	Change (%)
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$31,535	$37,654	$(6,119)	(16)%
General and administrative	19,878	23,842	(3,964)	(17)%
Total operating expenses	51,413	61,496	(10,083)	(16)%
Other income (expense):
Interest income	6,214	8,349	(2,135)	(26)%
Other expense	(21)	(39)	18	(46)%
Total other income	6,193	8,310	(2,117)	(25)%
Net loss	$(45,220)	$(53,186)	$7,966	(15)%
Research and Development Expenses
Research and development expenses were $31.5 million for the nine months ended September 30, 2025, compared to $37.7 million for the nine months ended September 30, 2024, a decrease of $6.1 million, or 16%. The decrease was due to a $3.4 million decrease in laboratory supplies and equipment expense attributable to due to operating efficiencies, lower development-related costs and continued focus on cost optimization. Also contributing to the decrease was a $1.5 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in March 2025, and a $1.3 million decrease in stock-based compensation. The decrease in stock-based compensation is driven by stock options granted at the time of the Merger becoming fully expensed in 2025 and lower expense associated with stock options granted since the Merger.

General and Administrative Expenses
General and administrative expenses were $19.9 million for the nine months ended September 30, 2025, compared to $23.8 million for the nine months ended September 30, 2024, a decrease of $4.0 million, or 17%. The decrease was primarily due to a $2.9 million decrease in stock-based compensation. The decrease in stock-based compensation is driven by stock options granted at the time of the Merger becoming fully expensed in 2025 and lower expense associated with stock options granted since the Merger. Also contributing to the decrease was a $1.5 million decrease in professional services attributable to legal and general consulting fees driven by professional services from fees related to the shelf registration statement filed in February 2024 and the resolution of the Standard Biotools legal matter. These decreases were partially offset by a $0.4 million increase in facilities expenses.
Other Income (Expense)
Other income (expense) for the nine months ended September 30, 2025 decreased compared to the nine months ended September 30, 2024. The change is attributable to the decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $45.2 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $318.2 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2025, we had cash, cash equivalents and investments of $168.5 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the nine months ended September 30, 2025, we did not sell any shares of common stock pursuant to the Sales Agreement.
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
As previously disclosed in our current report on Form 8-K filed with the SEC on May 2, 2025, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Staff, notifying the Company that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of at least $1 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Price Requirement”). The Company’s failure to comply with the Minimum Bid Price Requirement was based on its common stock per share price being below the $1 threshold for a period of 30 consecutive trading days. Pursuant to the Nasdaq Letter, the Company had 180 calendar days from the date of the Nasdaq Letter, or until October 28, 2025, to regain compliance with the Minimum Bid Price Requirement. On October 15, 2025, the Company applied to transfer its listing from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). On October 27, 2025, the Nasdaq Listing Qualifications Staff notified the Company that the Transfer was approved, to be effective October 29, 2025. In connection with the Transfer, the Company anticipates being eligible for an additional 180 calendar day period, or until April 26, 2026, to regain compliance with the Minimum Bid Price Requirement provided that the Company continues to meet the continued listing requirements of the Nasdaq Capital Market (with the exception of the Minimum Bid Price Requirement). If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period, its common stock will become subject to delisting. In connection with obtaining approval for the Transfer, the Company notified the Nasdaq Listing Qualifications Staff in writing of the Company’s intention to regain compliance with the Minimum Bid Price Requirement by effecting a reverse stock split during the additional 180 day period, if necessary. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
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
•conduct activities to develop and deliver service offerings and to establish and operate service laboratory operations;
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
Historical Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(38,321)	$(44,836)
Net cash provided by investing activities	34,437	29,144
Net cash provided by financing activities	113	704
Net decrease in cash, cash equivalents and restricted cash	$(3,771)	$(14,988)
Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $38.3 million, resulting from our net loss of $45.2 million and decrease in net changes in assets and liabilities aggregating $2.1 million. Net cash used in operating activities includes non-cash charges aggregating $9.0 million, which is driven by $5.4 million of stock-based compensation, $3.5 million of amortization of operating lease right-of-use assets, and $1.3 million of depreciation. These non-cash charges were partially offset by $1.3 million of net accretion of discounts on securities.
During the nine months ended September 30, 2024, net cash used in operating activities was $44.8 million, resulting from our net loss of $53.2 million and decrease in net changes in assets and liabilities aggregating $3.9 million. Net cash used in operating activities includes non-cash charges aggregating $12.2 million, which is driven by $9.6 million of stock-based compensation, $3.3 million amortization of operating lease right-of-use assets, and $1.5 million of depreciation. These non-cash charges were partially offset by $2.2 million of net accretion of discounts on securities.
Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities was $34.4 million, resulting from $74.2 million in proceeds from the maturities of securities, partially offset by $38.8 million in purchases of securities and $1.0 million in purchases of property and equipment.
During the nine months ended September 30, 2024, net cash provided by investing activities was $29.1 million, resulting from $90.4 million in proceeds from maturities of securities, partially offset by $59.4 million in purchases of securities and $1.9 million in purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2025, cash provided by financing activities was comprised of $0.1 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
During the nine months ended September 30, 2024, cash provided by financing activities was comprised of $0.7 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
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
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of ARYA’s initial public offering, or December 31, 2025, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $168.5 million as of September 30, 2025. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of September 30, 2025, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $1.0 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $13.6 million and $45.2 million during the three and nine months ended September 30, 2025, respectively and $16.4 million and $53.2 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $318.2 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus platform. While we anticipate continued cost savings associated with our workforce reductions, we expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our Nautilus platform, which remains in the development stage and subject to scientific and technical validation. Additionally, in developing our platform technology, we currently rely on co-development partners to assist us in the development of certain component technologies in our platform. We have experienced difficulties with some of these partners successfully delivering these component technologies on time and to our specifications, and these partners may not be successful in delivering these component technologies on time, to our specifications, or at all, in the future, which could have an adverse impact on our ability to meet our development timelines, and/or our products’ level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus platform to comprehensively measure the human proteome, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products and services fail to deliver currently anticipated functionality and levels of performance, if our products and/or services are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products, services and technologies, we may never recognize material revenue and may be unable to continue our operations.

We have not yet commercially launched our Nautilus platform. We may not be able to launch our Nautilus platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
We anticipate commercializing our Nautilus platform in three phases involving first collaboration with biopharmaceutical companies and key academic opinion leaders exploring utility of pre-commercial versions of the platform, during which we do not expect to recognize significant revenue, if any; secondly an early access limited release phase in which we expect to recognize limited revenue; and finally a broader commercial launch phase. We are currently in the collaboration phase during which we have entered into collaborations with a small number of research customers, including with biopharmaceutical companies and key opinion leaders in proteomics whose assessment and validation of our products can significantly influence other researchers in their respective markets and/or fields. During the second phase, we plan to provide early access to our collaborators with broadscale and targeted analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus platform. As part of the early access limited release during the second phase, we plan to leverage our publications to drive awareness and customer demand to pre-sell instruments and reagents to select customers performing large-scale proteomics research. We believe there is significant interest in our platform for targeted proteoform analysis. We expect to launch early access to our platform starting with target specific service offerings in the first half of 2026 for the analysis of the microtubule-associated protein tau (or “Tau” for short), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Over time, we plan to extend this early access framework into a dual model that supports both targeted assays like Tau and broadscale workflows, which will offer broader proteome coverage. We do not anticipate that these activities will result in any material revenue. We expect this second phase to lead into the third phase of launch of our proteome analysis platform in late 2026 and subsequent broad commercialization thereafter. We believe that subsequent consumable releases will enable our platform to meet or exceed our previously announced product specifications.
Achieving the scientific and commercial objectives identified above within currently anticipated timelines will require substantial investments in our technologies and in the underlying science. Scientific and technological development of the nature being undertaken by us is extraordinarily complex, and there can be no assurances that any of these phases of commercial development will be successful, that they will be completed within the timelines currently anticipated, or that they will result in increased customer interest in our products and/or services. Given the scientific and technical complexity of our products and services, we could experience material delays in product development and commercial launch. In addition, if we are not able to supplement our initial platform release with subsequent consumable releases to enable our platform to meet or exceed our previously announced product specifications, we may lose customers or be limited in our ability to achieve market adoption. If our research and product development efforts do not result in commercially viable products and/or services within the anticipated timelines or if such products do not generate the interest in the market that we anticipate, our business, operating results, and financial condition will be adversely affected.
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
There can be no assurance that we will be successful in developing or maintaining collaborations or that, if established, these collaborations will achieve the desired objectives. Establishing collaborations is difficult and time-

consuming. Discussions may not lead to collaborations on favorable terms, if at all, and particularly where we are negotiating against major pharmaceutical companies, we may have relatively less leverage in negotiating favorable terms. To the extent we agree to work exclusively with a party in a given field, our opportunities to collaborate with others in that field would be limited. Certain parties may seek to partner with other companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 30, 2025, we had 124 employees. While in the first quarter of 2025 we implemented our workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.
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
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2025, we had cash, cash equivalents and investments of $168.5 million, consisting of U.S. treasury securities, mutual funds, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
Prior to the Business Combination, there was no public trading market for Legacy Nautilus’ Common Stock. Although our Common Stock is listed on the Nasdaq Stock Market, the market for our shares has demonstrated varying levels of trading activity. If an active trading market does not develop, or develops but is not maintained, you may have difficulty selling any of our Common Stock due to the limited public float. We cannot predict the prices at which our Common Stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our Common Stock may fall. Accordingly, we cannot assure you of your ability to sell your shares of our Common Stock when desired or at prices at or above the price you paid for your shares or at all.
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
Our Common Stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including a minimum $1.00 bid price (the “Minimum Bid Price Requirement”), corporate governance standards and number of public stockholders. On May 1, 2025, we received a letter from the Listing Qualifications Staff (“Staff”) of Nasdaq indicating that, based upon the closing bid price of shares of our Common Stock for the 30 consecutive business day period between March 19, 2025, through April 30, 2025, we did not meet the Minimum Bid Price Requirement for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq’s listing rules, we were afforded 180 calendar days, or until October 28, 2025 to regain compliance with the Minimum Bid Price Requirement. On October 15, 2025, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). On October 27, 2025, the Staff notified us that the Transfer was approved, to be effective October 29, 2025. In connection with the Transfer, the Company anticipates being eligible for an additional 180 calendar day compliance period, or until April 26, 2026 (the “Second Compliance Period”), to regain compliance with the Minimum Bid Price Requirement, if the Company otherwise meets the continued listing requirements for the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement. In order to regain compliance, the bid price of our Common Stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days during the Second Compliance Period. In addition, we are required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq. In connection with obtaining approval for the Transfer, we notified the Staff in writing of our intention to regain compliance with the Minimum Bid Price Requirement by effecting a reverse stock split during the Second Compliance Period, if necessary. There can be no assurance that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, if applicable.
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
We are actively monitoring the closing bid price of our shares of Common Stock and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, including effecting a reverse stock split during the Second Compliance Period, if necessary. While we are exercising diligent efforts to maintain the listing of our Common Stock on Nasdaq, there can be no assurance that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standard.
Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of September 30, 2025, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned a substantial portion of the outstanding shares of our Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
We are subject to tax laws, regulations, and policies of U.S. federal, state and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. We are currently evaluating the full impact of the OBBB Act on us. In addition, many countries and local jurisdictions and organizations such as the Organisation for Economic Co-operation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees and a proposed 15% global minimum tax (“Pillar 2”) that is being implemented by several countries and is being considered for implementation by others. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. Any new or changes to tax laws could adversely affect our future effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our future business, cash flows, results of operations or financial condition, including if we expand internationally.

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
Nasdaq Compliance Matters
As previously reported on a Current Report on Form 8-K filed with the SEC on May 2, 2025, we received a notification letter (the “Bid Price Notice”) from Nasdaq on May 1, 2025 notifying us that, based on the closing bid price of our Common Stock, for the preceding 30 consecutive business days, we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had an initial compliance period of 180 calendar days, or until October 28, 2025, to regain compliance with the Minimum Bid Price Requirement. In response, on October 15, 2025, we filed an application to transfer the listing of our Common Stock from The Nasdaq Global Select Market to The Nasdaq Capital Market (the “Transfer”) and requested the additional 180-day compliance period offered on that market.
On October 27, 2025, the Nasdaq Listing Qualifications Staff notified the Company that the Transfer was approved, to be effective October 29, 2025. In connection with the Transfer, the Company anticipates being eligible for an additional 180 calendar day period, or until April 26, 2026, to regain compliance with the Minimum Bid Price Requirement provided that the Company continues to meet the continued listing requirements of the Nasdaq Capital Market (with the exception of the Minimum Bid Price Requirement).
In connection with the Transfer, our Common Stock will be transferred to the Nasdaq Capital Market effective as of the opening of business on October 29, 2025, and will continue to trade under the symbol “NAUT.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must comply with Nasdaq’s continued listing requirements and standards.
If granted an additional 180 day compliance period, in order to regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our Common Stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day compliance period. If we do not regain compliance during this additional grace period, our Common Stock would be subject to delisting by Nasdaq. In connection with obtaining approval for the Transfer, the Company notified the Nasdaq Listing Qualifications Staff in writing of the Company’s intention to regain compliance with the Minimum Bid Price Requirement by effecting a reverse stock split during the additional 180 day period, if necessary.

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

NAUTILUS BIOTECHNOLOGY, INC.

Date: October 28, 2025	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2025	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)