Form 10-K
period 2025-12-31
Nautilus Biotechnology, Inc.
filed 2026-02-26
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2025, as reported by The Nasdaq Stock Market LLC, was $35.8 million. Shares of common stock held by each executive officer and director and by each other person who is deemed to be an affiliate of the registrant have been excluded from such computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 126,564,473 shares of common stock as of February 19, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:
•our dependence on the success of our proteomics platform (the “Nautilus VoyagerTM platform”), which remains in the development stage and subject to scientific and technical validation;
•our expectations regarding the timing and progress of the development of the Nautilus Voyager platform and any commercialization timelines;
•our expectations regarding the functionality of the Nautilus Voyager platform;
•our expectations regarding the availability of private and public research funding for proteomics research and development activities;
•our estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and needs for additional financing;
•our expectations regarding the rate and degree of market acceptance of the Nautilus Voyager platform;
•the impact of the Nautilus Voyager platform on the field of proteomics and the size and growth of the addressable proteomics market;
•our ability to manage and grow our business and commercialize our Nautilus Voyager platform;
•our ability to successfully implement our phased commercial launch plan;
•the implementation of our business model and strategic plans for the Nautilus Voyager platform;
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
•our ability to be in compliance with the Nasdaq Listing Rules, and maintain the listing of our public securities on The         Nasdaq Stock Market LLC;
•our expectations about market trends; and
•the impact of local, regional, national and international economic conditions and events, volatility in the global financial markets and general economic downturns, on the foregoing.
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
As of the open of trading on June 10, 2021, the Common Stock began trading on the Nasdaq Global Select Market under the symbol “NAUT.” On October 29, 2025, the Company transferred the listing of its Common Stock to the Nasdaq Capital Market (“Nasdaq”).
Unless expressly indicated or the context requires otherwise, the terms “Nautilus,” “New Nautilus,” the “Company,” the “Registrant,” “we,” “us” and “our” in this Form 10-K refer to Nautilus Biotechnology, Inc., the parent entity formerly named ARYA Sciences Acquisition Corp III, and where appropriate, our wholly-owned subsidiaries (including Legacy Nautilus).
OVERVIEW
We believe the proteome represents one of the largest and least characterized areas of opportunity in modern biology and medicine. Proteins are the primary drivers of cellular function and disease biology and account for approximately 95% of historically approved FDA drug targets. Despite decades of investment in life sciences research, researchers continue to lack the ability to routinely and comprehensively measure the full complement of proteins present in cells, tissues, and biological systems with sufficient breadth, depth, and reproducibility. We believe these limitations have constrained progress in areas such as drug discovery, biomarker development, and precision medicine.
The global proteomics research market is projected to grow to approximately $57 billion by 2030, representing a compound annual growth rate (or CAGR) of approximately 13% according to BCC Research report “Proteomics: Technologies and Global Markets”, issued in May 2025. This market is currently served primarily by mass spectrometry-based and affinity-based technologies. While these approaches have enabled important scientific advances, they remain limited in their ability to deliver comprehensive, reproducible, and scalable characterization of the proteome.
To more fully unlock the value of the proteome, we anticipate that researchers will require measurement capabilities that deliver breadth, depth, and reproducibility. Together, these three attributes form the foundation for understanding biological systems, interpreting disease mechanisms, and translating proteomic data into meaningful scientific and clinical insight.
“Breadth” refers to the ability to identify and quantify a large proportion of the proteins expressed in a biological sample, across diverse sample types and large cohorts. At Nautilus, we refer to this capability as broadscale proteome analysis, or “broadscale”, in which common representative proteins, referred to as “canonical proteins”, are identified and quantified without prior selection or targeting. In the context of the human proteome, which comprises approximately 20,000 canonical proteins encoded by the genome, broadscale analysis aims to enable efficient and confident measurement of unknown proteins present in a given sample. We believe this breadth is essential for discovery-driven research, as it may allow researchers to observe global changes in protein expression, uncover previously unrecognized biological signals, and avoid bias introduced by predefined target panels.
“Depth” refers to the ability to resolve protein measurements down to functional protein variants, known as proteoforms. Proteoforms arise from the combination of genomic variation, alternative processing events, and post-translational modifications. The resulting change often determines the functional state of a protein in a biological system. While the human genome encodes approximately 20,000 canonical proteins, it is estimated that these give rise to millions of distinct proteoforms, reflecting the true functional complexity of the proteome. At Nautilus, we refer to the identification and quantification of these functional variants as

“targeted proteoform analysis”. In contrast to broadscale proteome analysis, targeted proteoform analysis focuses on a defined subset of proteins and resolves the specific proteoforms present within a sample, which may enable deeper investigation of biological mechanisms, disease states, and therapeutic response.
“Reproducibility” refers to the ability to generate consistent and comparable measurements across runs, instruments, time, and laboratories. We believe high reproducibility is essential for both broadscale and targeted proteoform analyses, particularly in large-scale studies, longitudinal experiments, and translational research settings. Without reproducible measurements, researchers may be required to perform additional experiments to confirm results, increasing cost and complexity while reducing confidence in biological conclusions. Furthermore, reproducible datasets enable reliable comparison across samples and cohorts, support integration with other data modalities such as genomics and transcriptomics, and provide the consistency required to train and apply artificial intelligence (“AI”) models to biological data. We believe that large, high-quality, and reproducible proteomic datasets are critical for building accurate biological models and generating clinically meaningful insights.
By combining comprehensive proteome breadth with proteoform-level depth, and by delivering both with high reproducibility, researchers can begin to fully understand how proteins function within complex biological systems. We believe that measurement approaches capable of uniting these attributes may provide a necessary foundation for advancing basic research, translational science, and the application of proteomics to drug discovery, precision medicine, and diagnostics. Additionally, combining breadth and depth may unlock discovery of novel biology not previously accessible.
Existing commercially available proteomics technologies require researchers to make trade-offs between breadth, depth, throughput, and reproducibility. Mass spectrometry approaches offer flexibility across applications but typically require a trade-off between breadth, depth, and throughput, limiting their ability to comprehensively analyze large numbers of samples. Current affinity-based approaches, while capable of higher throughput, are inherently constrained by the availability and performance of affinity reagents, which can affect reproducibility and scalability, and cannot currently achieve the level of depth required to measure proteins at their functional level due to the bulk nature of these approaches. As a result, researchers are often unable to generate proteomic data that delivers breadth and depth and reproducibility across experiments.
Nautilus is a development stage life sciences company focused on creating a platform technology to quantify and unlock the complexity of the proteome. We were founded to address longstanding challenges in proteomics through the development of a new measurement method, “Iterative Mapping”, for the analysis of single, intact protein molecules at scale. Our mission is to transform the field of proteomics by broadening access to high-quality proteomic data and to help support fundamental advancements across human health and medicine. We believe that incremental improvements to existing technologies are insufficient to overcome the limitations of current approaches, and that a fundamentally new measurement paradigm is required. Iterative Mapping is designed to enable broad and deep characterization of the proteome while delivering high reproducibility through direct single molecule counting. By repeatedly interrogating individual protein molecules and aggregating results across billions of measurements, Iterative Mapping generates digital protein counts that are intended to support consistent comparison across samples, experiments, and time.
The Nautilus VoyagerTM platform is designed to implement the Iterative Mapping method. The Nautilus Voyager platform integrates nanofabricated protein arrays, affinity reagent probing, advanced optics and fluidics, and machine learning–based analysis into an end-to-end workflow inclusive of instrumentation, consumables, and software. We believe this integrated design enables accurate, reproducible, and scalable measurement of protein abundance and proteoform diversity on the same platform, thereby supporting both broadscale proteome and targeted proteoform analyses, and addressing key limitations of existing proteomics technologies. Furthermore, the Nautilus Voyager platform is designed to generate nuanced, single‑molecule counts of protein and proteoform abundance that directly reflect biology. We believe the data generated by the Nautilus Voyager platform will have the breadth, depth, and reproducibility needed to cleanly integrate with other biological methods (including genomics, transcriptomics, and metabolomics), effectively train AI models, and help prevent those models from generating misleading conclusions about health and disease.
To bring the Nautilus Voyager platform to market, we are executing a phased commercialization strategy intended to balance scientific validation with disciplined expansion of commercial access. Following an initial phase focused on building a foundation of collaborators and validating core platform capabilities, we launched our “Iterative Mapping Early Access Program” in January 2026. This program provides select customers with standardized applications delivered through our “Nautilus Proteomics Analysis Services”, allowing us to broaden engagement, generate reference datasets, refine workflows, and build commercial momentum while maintaining a high level of scientific and operational control. We believe this approach positions us to transition over time toward broader platform commercialization.
Our ability to execute this strategy is supported by a highly interdisciplinary organization that combines scientific expertise with experience scaling complex technology platforms. Our team includes personnel with background in chemistry, molecular biology, nanofabrication, engineering, machine learning, software, and life sciences commercialization, and over one-third of our employees hold Ph.D. degrees. Our leadership team has experience building and commercializing platform technologies in both life sciences and data-driven industries, and our Scientific Advisory Board includes experts who provide scientific and strategic guidance. We believe this combination of technical depth, commercial experience, and customer-facing scientific capability is important to the successful scaling of Nautilus. By combining measurement capabilities designed to deliver breadth, depth, and reproducibility with a phased commercialization strategy and an experienced team, we believe Nautilus is positioned to support long-term value creation across research, drug discovery, and healthcare.
OUR STRENGTHS
•Differentiated proteomics technology platform. The Nautilus VoyagerTM platform is an integrated, single-molecule proteomic analysis platform designed to implement our Iterative Mapping methodology. The Nautilus Voyager platform is designed to support both broadscale proteome analysis and targeted proteoform analysis, and integrates instrumentation, consumables (including flow cells and affinity reagents), and software into a single, end-to-end platform. The Nautilus Voyager platform is also designed to be open and customizable, with the ability to support a range of affinity reagents, including proprietary and commercially available reagents, subject to platform compatibility and performance requirements. We believe this integrated design helps enable researchers to generate proteomic data with a high degree of breadth, proteoform-level depth, and reproducibility in a laboratory setting.
Leveraging Iterative Mapping and advanced machine-learning–based analysis, we believe the Nautilus Voyager platform has the potential to identify and quantify a substantial majority of proteins present in a sample across a wide range of organisms. In addition, by directly measuring single, intact protein molecules, we believe the Nautilus Voyager platform is designed to enable detection and quantification of functional protein variants, or proteoforms, including those defined by specific patterns of post-translational modification. These proteoform-level features are widely believed to be critical drivers of biological function and disease and have historically been difficult to resolve using existing proteomics technologies.
•Novel end-to-end proteomics detection platform of extreme sensitivity. We aim to be the first commercially available proteomics detection platform technology and integrated solution to decode and quantify approximately 95% of the entire proteome including the variations and modifications of proteins that combine to create proteoforms. The Nautilus Voyager platform consists of instruments, consumables, and software that we believe has the potential to deliver to the market, broad proteome profiling adaptable to many applications with industry-leading reproducibility across instruments, users, and labs. We believe the Nautilus Voyager platform has the potential to unlock the vast, dynamic, and valuable biological information contained in the proteome. With each Nautilus Voyager instrument sale, we anticipate the potential for accompanying recurring revenue comprised of consumable sales, instrumentation service, support, and software that creates the basis for a comprehensive proteomics solution.
•Immense data production capacity coupled with machine learning may deliver results that are more easily integrated into multi-omics for rapid insight generation. We have designed the Nautilus Voyager platform to create and process a vast amount of proteomic data that we plan to decode using our proprietary machine learning algorithms and cloud-based data processing infrastructure. As we expand and enrich our database with increasing amounts of digital proteomic data over time, we plan to deploy our machine learning algorithms to continuously improve and benefit from each new experiment conducted on the Nautilus Voyager platform. We believe that this feedback loop has the potential to deliver future value to our customers through continuous improvements in our analytics, thereby encouraging the analysis, and re-analysis, of more samples through the Nautilus Voyager platform. Coming in the form of single-molecule digital counts, our proteomic data is designed to be a direct and accurate representation of biology that is more comparable to data generated by other methodologies such as genomics and transcriptomics than data generated by traditional proteomics platforms and potentially easier to integrate into our customer’s multi-omic workflows.
•Single-molecule data that is well-suited for AI integration and training. We anticipate that the Nautilus Voyager platform will generate the large volumes of high‑quality data needed to train AI models of biology—much as large language models depend on massive internet datasets. The Nautilus Voyager platform is designed to produce single-molecule counts that are nuanced and direct representations of biology. We believe that proteomic data with the breadth, depth, and reproducibility these counts are designed to provide will optimally train AI models and help prevent them from generating misleading conclusions about health and disease.
•Commercial model with clear market entry point, designed to support a wide variety of customers and applications. Many successful life sciences research tools companies with disruptive technology have employed a business model similar to our planned commercial model. However, we believe a key advantage for us is the potential near-term commercial opportunity of capitalizing on the existing mass spectrometry-based proteomics marketplace estimated at over 16,000 installed instruments. We expect our price point to be comparable to high-end mass spectrometry instrument budgets allocated for broadscale proteomics applications, and thus with a premium instrumentation average selling price, we plan to operate with a very efficient sales model. Further, since the early days of our product development, we have consulted with biopharma companies, academic institutions, and research organizations to inform our product development plan and help specifically address our target customer needs.

•Nautilus VoyagerTM Platform and Iterative Mapping could position us as a leader in a large initial life sciences research market and provide a path to clinical diagnostics. The global proteomics market is expected to grow at an estimated 13% CAGR from 2025 to 2030 according to BCC Research report “Proteomics: Technologies and Global Markets”, issued in May 2025. Furthermore, we believe the Nautilus VoyagerTM platform has the potential to facilitate a broader transformation across life sciences and healthcare, and therefore augment our total addressable market over time. We believe there are multiple high-value research applications in precision and personalized medicine, drug discovery, and clinical diagnostics that can be unlocked by accurate, reproduceable, and cost-effective proteomic profiling. As the proteomics market continues to mature, and if our technology is validated across translational research applications, we believe Iterative Mapping could transfer well into the clinical setting that many prior technologies have thus far been unable reach.
•Our experienced, multidisciplinary team brings together a group of individuals with diverse backgrounds to disrupt the field of proteomics. Nautilus’ leadership team represents a unique and valuable hybrid of technology and biotech experience. Members of the executive team and board of directors have held leadership roles at Illumina, Agilent Technologies, Yahoo! Inc., and Isilon, among others, and helped to guide strategy and manage execution both before and throughout the rapid growth and success for those businesses. We view the core design thesis behind Iterative Mapping technology development as a non-traditional approach to new product development within life sciences that requires thinking at the intersection of three distinct disciplines —life sciences, computer and data sciences, and physical sciences and engineering. As such, we have assembled a team of individuals with experience across many different disciplines, including protein biochemists, nano-fabrication engineers, software and machine learning engineers, single-molecule biophysicists, optical engineers and others, all working together toward our common goal.
OUR STRATEGY
•Establish Iterative Mapping as a differentiated measurement approach for proteomics. Our strategy is centered on establishing Iterative Mapping as a differentiated measurement approach in proteomics. Iterative Mapping is the foundational method delivered by the Nautilus Voyager platform and is designed to address the breadth, proteoform-level depth, and reproducibility that we believe is required for comprehensive proteomic analysis. We believe that existing proteomics technologies require researchers to make fundamental tradeoffs among coverage, detail, throughput, and reproducibility. Iterative Mapping is designed to reduce these tradeoffs by enabling massively parallel, single-protein measurements that can be applied across a wide range of biological questions using a single, integrated platform. We believe this approach has the potential to expand access to comprehensive proteomic measurement and support applications across the life sciences ecosystem, including basic research, translational research, and, over time, clinical and diagnostic applications.
•Enable multiple applications on a single platform. Iterative Mapping is designed to support multiple application categories on a single platform, including:
◦Broadscale proteomics, intended to enable large-scale interrogation of canonical proteins across biological states; and
◦Targeted proteoform analysis, intended to resolve specific protein forms, modifications, and variants that are not accessible using existing proteomics methods.
These application categories are built on the same underlying Iterative Mapping capability. The Nautilus Voyager platform is designed to be flexible, including compatibility with a wide range of affinity reagents giving customers potential access to diverse applications for their specific research needs on the same measurement platform, rather than relying on multiple, fragmented technologies.
•Execute a land-and-expand commercialization strategy. Our commercialization strategy follows a land-and-expand model, with multiple potential entry points beginning with targeted applications such as our “Tau Proteoforms” assay. Following commercial launch, we anticipate customers will be able to adopt either broadscale or targeted proteoform as their first application, depending on their research priorities. We believe access to both application types on a single platform allows customers to expand usage over time without adopting additional instrumentation or proteomics technologies.

Our land-and-expand approach also applies to how our capabilities are delivered. We plan to initially offer access through a fee-for-service model provided by Nautilus, followed by the opportunity for customers to purchase our platform, including instruments, reagent kits, software, and related services.
Our objective is to support customers in addressing a growing share of their proteomics needs across discovery, validation, and deeper biological characterization using a single, extensible platform. We believe this approach may support deeper customer engagement, broader adoption within organizations, and long-term platform value.

•Drive adoption through strategic collaborations and phased commercialization. We intend to drive adoption of the Nautilus VoyagerTM platform through a phased commercialization strategy that began with research collaborations with leading biopharma companies, academic institutions, and research organizations. These collaborations are intended to validate platform capabilities, support application development, and generate scientific data demonstrating real-world utility.
As of the date of this filing, we have established research collaborations with Genentech, the Michael J. Fox Foundation and Weill Cornell Medicine–Qatar (WCM-Q), and The Buck Institute for Research on Aging, and an agreement with the Allen Institute, among others. Through these collaborations, partners gain early experience with the Nautilus Voyager platform and contribute to application development across diverse biological contexts. Our plan is to follow this collaboration phase with pre-sales activities and Early Access Programs designed to broaden awareness, validate standardized applications, and build demand in advance of broader commercial launch. In January, 2026, we announced the launch of our first Early Access Program for targeted proteoform analysis with our Tau Proteoforms Assay.
•Continuously expand platform capabilities. We plan to expand the capabilities of the Nautilus Voyager platform through internal research and development and collaboration with customers and partners. This includes the development of additional applications, workflows, consumables, and analysis tools intended to simplify and accelerate proteomic research. We believe our long-term opportunity lies in translating our core measurement technology into additional high-value applications, while maintaining platform flexibility, including the ability for customers to select reagents and workflows suited to their specific needs. If our customers succeed in advancing their science, we believe we succeed alongside them.
•Build scalable manufacturing and supply chain capabilities. Our technology is designed with scalability in mind and incorporates commercially available components intended to support efficient sourcing and manufacturing. We have established manufacturing processes that combine external contract manufacturing with internal capabilities at our San Carlos, California facility. We believe we have multiple pathways to scale production to meet commercial demand, including to expand outsourced manufacturing and supplier diversification to support quality, reliability, and capacity as adoption grows.
•Develop a long-term platform ecosystem. We plan to build long-term value by leveraging the open and extensible design of the Nautilus Voyager platform to support an ecosystem of products and services built around Iterative Mapping. The platform’s compatibility with a broad range of affinity reagents and customizable workflows are designed to support both standardized applications and customer-driven innovation. We believe this approach positions the Nautilus Voyager platform to support a broad and evolving set of proteomics use cases over time.
•Expand into adjacent and future markets. While our initial focus is on life sciences proteomics research, we believe the measurement capabilities of Nautilus Voyager platform may support expansion into adjacent pharmaceutical areas such as, but not limited to, drug discovery, translational research, clinical research, trial design and diagnostics. We intend to pursue these opportunities by development and validation of additional workflows and product configurations, either independently or in collaboration with partners in those markets.
A PRIMER ON PROTEOMICS
Over the past decade, the study of genomics, or DNA, and transcriptomics, or RNA, have been central to drug development and healthcare. We believe proteomics is the next step in the study of biological information systems and it is believed by many to be one of the most important disciplines for exposing disease-causing protein pathways, uncovering new drug targets, highlighting novel therapeutic indications and identifying clinically relevant biomarkers for use in precision medicine.
Molecular profiling techniques, such as next generation sequencing (“NGS”), have led to widespread genomic characterization and unprecedented access to genomic information. While this information has certainly enhanced our knowledge of complex biological systems, there is still a tremendous amount of detail at the protein level that remains largely unknown. The field of proteomics seeks to address this gap, and is an area of scientific research that involves the identification, characterization, and quantification of proteins in whole cells, tissues, or biofluids. To date, there has been relatively little technological advancement in how to physically measure a protein, and this has been a major impediment towards creating the same level of access to proteomic detail as we have with genomic detail today.
The proteome ultimately drives the function of a cell and tissue, and therefore it dictates the physically observable characteristics known as the phenotype. The proteome undergoes dynamic changes as it continuously responds to chemical signals, blood-borne mediators, temperature, drug treatment, and developing disease over time. This complex interplay of factors contributes to the complexity of proteomics research. However, we believe the detailed and complex information provided from proteomics has the potential to help in identifying novel and causal drug targets and to help enable more efficient and effective drug development. A few examples of the way we believe proteomics may lead to novel insights in research are highlighted below.
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
Not only would advancements in the field of proteomics have the potential to unlock new insights on their own, but they may also have the potential to increase the value of data and insights generated in related fields such as genetics, gene expression, and metabolism.
OUR MARKET OPPORTUNITY
We believe that the Nautilus VoyagerTM platform has the potential to be uniquely positioned in the proteomics market. In our mission to democratize proteomics, we aim to support initial research applications in precision and personalized medicine, with a natural growth path into clinical diagnostics, as well as in AI powered drug discovery. However, we believe that the opportunity could extend far beyond this.
Market Environment
At Nautilus, we recognize the need for a radical breakthrough in proteomics. Since 2002, global R&D expenditure has increased close to three-fold and is expected to reach approximately $343.0 billion by 2030 according to EvaluatePharma's 2025 report. Despite such investments, the number of new drugs approved each year has failed to increase proportionally. It can take more than 10 years to bring a drug to market, and the cost has grown significantly in the past decade from approximately $1.5 billion in 2015 to approximately $2.2 billion in 2024 according to a 2025 report by the Deloitte Center for Health Solutions. Approximately 95% of FDA-approved drug targets are proteins, and most other drugs interact with, or are influenced by, signal transduction cascades mediated by proteins. As such, an understanding of the proteome is paramount to understanding pharmacology.
As existing approaches only allow us to routinely quantify a fraction of the proteome, biopharmaceutical companies have become increasingly adept at identifying possible targets within what is currently observable, and as such, many viable targets have been exhausted. Despite the many hundreds of thousands of biomarker research studies estimated to have been published to date, there are only approximately 180 unique pharmacogenomic biomarkers with approval for use with therapies according the current FDA Table of Pharmacogenomic Biomarkers. We believe this number of approved biomarkers is alarmingly low, and further highlights the shortfall of attempting to predict a protein biomarker’s expression level and function primarily from genetic data. Unfortunately, researchers have been forced to use this method, given the availability of powerful tools in genomics without the corresponding power and breadth of tools available in proteomics. With an advancement such as Iterative Mapping, we believe researchers may have the power to deeply and comprehensively measure the physical proteins at the root of disease, and significantly increase the potential to identify more clinically meaningful biomarkers with greater precision in the practice of medicine. We believe a breakthrough increase in throughput would enable researchers to more deeply measure large cohorts, thereby powering studies at the scale required to quickly and cost-effectively discover new critically important biomarkers.
We believe the inability to easily and reliably quantify the proteins that drive every aspect of human physiology has been a fundamental hindrance to a greater understanding of cellular and molecular biology. With this in mind, we aim to democratize proteomics to make it possible for the broader scientific community to undertake a wider range of high-value scientific inquiries, thereby accelerating research and ultimately, we believe, enhancing our fundamental understanding of biology and the mechanisms of disease.
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
From the day we are born to the day we die, proteins are responsible for regulating all aspects of our physiology. The genome, which represents the complete set of genes within each organism, remains largely unchanged throughout the course of life. Over the years, it has been estimated that humans possess approximately 20,000 canonical proteins, many of which have been studied extensively. However, to coordinate the myriad of processes that occur within organisms at all times, organisms have evolved multiple ways to generate further biological complexity. DNA genes are expressed in the form of RNA transcripts, which control the expression and regulation of these different genes in the cell. These RNA transcripts are then translated into individual proteins, and protein isoforms, which are subtle variations of the individual proteins themselves. Scientists have estimated that there may be as many as 70,000 or more human protein isoforms. The resulting proteome is not only highly dynamic and in a constant state of flux by regulating the quantity and type of each protein isoform, but it also exhibits great diversity across cells and tissues. This complexity, which we believe governs all biological processes, both healthy and sick, cannot be captured or characterized routinely by current methods.
However, the molecular complexity of our proteome doesn’t stop here, it actually grows dramatically even beyond the abundance of protein isoforms that are dynamically rising and falling. After a protein isoform has been translated, it can be modified further by biological processes that more precisely control that protein isoform’s location, specific activity, or interaction partners, and these downstream changes are together called post-translational modifications. There are a wide variety of post-translational modifications known today, which result in a tremendous increase in molecular complexity by creating different “forms” of the same protein, known as “proteoforms”. In total, our original 20,000 canonical proteins are estimated to produce as many as 6,000,000 different proteoforms, as illustrated in the figure below. We believe the existence of these proteoforms indicates that there may actually be well over two orders of magnitude (or 100 times) more complexity present across our proteome than there is across our genome. We strongly suspect that it is within this proteoform space of molecular information that fundamental biological processes are present that govern our cells, and our molecular health, which are waiting to be discovered.
Post-Translational Modifications Create Multiple Forms of Proteins That Are Estimated to Contain Over 100 Times More Information Complexity Than the Coding Genes in the Genome

While the past several decades have seen advances in proteomics technologies, typical solutions only capture a fraction of the proteome in samples derived from blood or cells, as illustrated in the figure below.
Commercially Available Technologies are Unable to Routinely Access the Full Proteome or Detect Proteoforms
On the left, using mass spectrometry-based methods, approximately 8% of proteins are routinely detectable from blood and approximately 30% are routinely detectable from cells. On the right, there is currently no commercially available method to easily detect and map the landscape of proteoforms, which would allow for the exploration of the estimated 6,000,000 different forms and patterns of modified proteins serving some biological function. Furthermore, we believe that shortfalls in the ability of bioinformatics to predict the existence as well as the function of genes further illustrates the need for enhanced protein analysis techniques. Moreover, there is a large amount of discordance in the data generated by proteomics technologies today. These technologies often fail to measure the same proteins and when they do, they often produce contrasting protein abundance measurements. This may leave researchers unsure of which technologies to trust and which proteins they should focus on in follow-up studies - a more comprehensive and consistent solution is needed.
Today, we believe the field of proteomics is at the very beginning of a significant growth phase. We are of the firm belief that every scientist should have access to the proteome, including proteoforms, in the same way that access to the genome has been made broadly available over recent years.
Market Opportunity
Due to the extensive applications and broad potential, we believe that the proteomics market represents one of the largest untapped opportunities in the biological sciences today. According to BCC Research report “Proteomics: Technologies and Global Markets”, issued in May 2025, the overall proteomics market is projected to reach approximately $57 billion in 2030, representing a projected CAGR of 13% in global market growth from 2025 through 2030.
We believe that as the proteomics market evolves, substantial adjacent opportunities will also arise due to the potential applications in precision and personalized medicine, clinical diagnostics, and AI powered drug discovery, as well as other disciplines such as food and environmental science. Within the biomedical sciences, we anticipate that the application of proteomic technologies to clinical specimens has the potential to revolutionize multiple aspects of the diagnosis and treatment of many diseases, propelled by biomarker discovery and validation of personalized therapies which we believe will greatly increase the power of prediction, diagnosis and prognosis.

Existing Proteomics Technologies and Shortfalls
Over the past decade, the importance of proteomics in diagnostics and drug research and development has increased due to the central role proteins play in biological function and disease. However, comprehensive analysis of the proteome remains significantly more complex for scientists today than analysis of the genome or transcriptome. Unlike DNA and RNA, proteins cannot be amplified, requiring measurement technologies to directly detect very low-abundance targets directly from biological samples. This challenge is compounded by the wide dynamic range of protein abundance, which can span more than seven orders of magnitude within a single cell or biofluid such as blood. For example, transcription factors and signaling proteins that play critical roles in disease biology may be present at many fold lower abundance than structural proteins that may be present in millions of copies per cell. Accurately quantifying both low-abundance and high-abundance proteins within the same sample is therefore substantially more difficult than genome or transcriptome analysis, which typically involves a dynamic range of approximately three orders of magnitude. In addition, proteins exhibit substantially greater biochemical and structural diversity than nucleic acids. Proteins are composed of 20 distinct amino acids and undergo extensive post-translational modifications that generate multiple functional variants, known as proteoforms. These complexities have limited the development of tools capable of sensitively, comprehensively, and reproducibly measuring the proteome. Currently commercially available technologies are generally unable to routinely identify and quantify proteoform composition and frequency within complex samples. Existing proteomics technologies generally fall into two categories: mass spectrometry-based approaches and affinity-based approaches.
Mass Spectrometry-based Approaches
Mass spectrometry has been a foundational technology in proteomics and has significantly advanced the field. However, despite analytical capabilities, mass spectrometry workflows are often complex, time-consuming, and labor-intensive. Sample preparation and instrument operation typically require highly trained personnel, and workflows are not fully automated, limiting scalability and accessibility. Mass spectrometry approaches also face sensitivity limitations when detecting proteins present at very low abundance, where many biologically important signals are believed to reside. In addition, commonly used methods, including shotgun mass spectrometry, require proteins to be enzymatically digested into peptides prior to analysis. Because measurements are performed on peptide fragments rather than intact proteins, these approaches have limited ability to resolve protein isoforms and proteoforms or to characterize specific patterns of post-translational modifications across samples. As a result, researchers using mass spectrometry often must accept trade-offs in breadth - in terms of proteome coverage and throughput, depth - in terms precision and sensitivity, and reproducibility. Despite these limitations, demand for protein data remains strong, and the global proteomics research market includes an installed base of more than 16,000 mass spectrometry instruments.
Affinity-based Approaches
Affinity-based proteomics methods have traditionally been used for targeted protein measurements and have increasingly been applied to larger-scale studies with broader, though still incomplete, coverage of the canonical proteome. These approaches rely on affinity reagents designed to bind specific, predefined protein targets. The performance of affinity reagents can be affected by protein structure, orientation, and modification state, and multiplexed assays require a distinct reagent for each target. Despite decades of development, the number of high-quality, specific affinity reagents remains insufficient to comprehensively measure the proteome, including its many protein isoforms and proteoforms. As a result, affinity-based approaches are generally best suited for applications involving relatively small, predefined target panels. Because these methods typically detect only limited regions of target proteins and are performed as bulk sample measurements, they have limited depth and are not able to resolve proteoform diversity or patterns at the single-molecule level.
Limitations Across Existing Technologies
Neither mass spectrometry–based nor affinity-based approaches provide direct measurement of individual, intact protein molecules, and achieving high-confidence, reproducible quantification across experiments remains challenging. Abundance measurements generated by these approaches are often not directly comparable, making it difficult for researchers to prioritize targets or reconcile results across studies. These limitations also complicate integration of proteomic data with genomic and transcriptomic datasets, which we believe is increasingly important for understanding biological systems across multiple layers of regulation. Furthermore, limitations in quantification accuracy, reproducibility, and throughput at proteome scale limit the ability of existing technologies to generate large, consistent datasets suitable for training data-driven and AI-based models of biology. Inconsistent, incomplete proteomic measurements may reduce the reliability of insights derived from such approaches.
THE NAUTILUS APPROACH
Our Guiding Principles
Nautilus is driven by the objective of enabling the research community to access and quantify the proteome in a comprehensive, reproducible, and scalable manner, including the ability to characterize proteoforms. We believe that broader access to high-quality proteomic data can support improved understanding of disease biology and inform the development of new therapeutics and diagnostics. While genomics and transcriptomics have benefited from technologies that enable routine, large-scale measurement, progress in proteomics has historically lagged due to the absence of tools capable of measuring proteins with comparable breadth, depth, and reproducibility.
We believe that incremental improvements to existing proteomics technologies are insufficient to address these limitations and that unlocking the value of the proteome requires a fundamentally different measurement approach. In pursuit of this objective, we are developing the Nautilus VoyagerTM platform, designed to deliver the Iterative Mapping approach through an end-to-end system that includes instrumentation, consumables, and software. The Nautilus Voyager platform is designed to process biological samples and generate proteomic data intended to support downstream biological analysis and interpretation.
Our guiding principles emphasize the importance of combining broad proteome coverage with proteoform-level depth and high reproducibility, without sacrificing scalability or usability. The Nautilus Voyager platform is designed to support sensitive, single-molecule protein analysis at scale, with the goal of enabling comprehensive characterization of protein abundance and functional variation across diverse sample types. Leveraging its system architecture and data analysis capabilities, we believe the Nautilus Voyager platform is designed to quantify a substantial majority of the proteins present in a sample across a wide range of organisms and sample types, and to generate reproducible measurements suitable for large-scale and longitudinal studies with both breadth and depth. Developing the Nautilus Voyager platform has required and we believe will continue to require approaches that differ from those historically applied in proteomics. Achieving our objectives has necessitated interrogation across life sciences, computer and data sciences, and physical sciences and engineering. The Nautilus Voyager platform is designed to combine experimental measurement, computational analysis, and multiple measurement modalities within a single platform.
We believe that recent advances in enabling technologies, including cloud computing and machine learning, have reached a level of maturity that have the potential to support this integrated approach at scale. We believe the convergence of these technologies has created a timely opportunity to pursue the scientific and engineering work required to develop a new class of proteomic measurement capability. By integrating these elements into the Nautilus Voyager platform, we aim to support biomarker discovery and precision medicine research and to broaden access to reproducible proteomics data.
Nautilus VoyagerTM Platform Design Criteria
The limitations of existing proteomics technologies underscore the need for a different approach to protein measurement. We believe that incremental improvements to mass spectrometry or affinity-based approaches are not sufficient to address the combined challenges of breadth, depth, and reproducibility required for comprehensive proteome analysis. In response, we designed the Nautilus Voyager platform from the ground up to address these challenges through a distinct measurement approach, Iterative Mapping.
The Nautilus Voyager platform is designed to enable Iterative Mapping, a measurement approach based on repeated interrogation of intact, single protein molecules at scale. Rather than relying on a limited number of stochastic observations, Iterative Mapping is designed to generate confidence through multiple, sequential measurements of individual protein molecules. Information is accumulated across independent measurement events and aggregated across billions of molecules, producing what we expect will be highly reproducible, digital counts intended to support consistent comparison across samples, experiments, and time.
In contrast to traditional “shotgun” proteomics approaches, which stochastically sample subsets of the proteome and generate limited information per protein, and affinity-based approaches that often rely on one or two binding events per target, Iterative Mapping is designed to systematically characterize proteins and their functional variants across samples with improved confidence and reproducibility.
In defining the design criteria for the Nautilus VoyagerTM platform, we identified a set of core performance requirements intended to support breath, depth, and reproducibility in proteomics:
•High sensitivity. Because proteins cannot be amplified, comprehensive proteome measurement requires the ability to directly detect and quantify low-abundance proteins. The Nautilus Voyager platform is designed to support single-molecule detection to address this requirement.
•Scalability across dynamic range. The platform is designed to quantify proteins across a wide dynamic range while remaining suitable for large-scale studies involving many samples.
•Reproducibility and robustness. Consistent measurement across runs, instruments, and time is important for longitudinal studies, large cohorts, and data integration. The Nautilus Voyager platform is designed to support reproducibility through standardized workflows and digital single-molecule counting.
•Throughput. To support large-scale research workflows, the platform is designed to enable analysis of tens of thousands of samples within practical timeframes.
•Usability. We anticipate that broad adoption of proteomics technologies requires systems that can be operated by a wide range of laboratories, including those without specialized expertise in analytical chemistry or proteomics. The platform is designed with an integrated workflow as well as hands-off fluidics and produces easy-to-understand data that should be usable across labs.
•Adaptability. The platform is designed to support multiple run configurations and assay formats to address diverse research needs, including both broadscale proteome profiling and targeted proteoform analysis.
Based on these design criteria, we developed an integrated Nautilus Voyager platform encompassing sample preparation, consumables, instrumentation, and downstream data analysis. Together with the Iterative Mapping approach, the Nautilus Voyager platform incorporates multiple technical innovations intended to operate in concert to support comprehensive, reproducible, and scalable proteome characterization. We believe that four key technical innovations, each addressing a distinct limitation of existing proteomics approaches and collectively enabling the performance characteristics of the platform, are central to achieving the design objectives of the Nautilus Voyager platform and differentiating it from existing technologies:
1.Hyper-dense Single-molecule nanoarrays
2.Integrated Proteomics Platform
3.Probes for multi-cycle analysis
4.Machine-learning powered quantification
Key Innovations
1.Hyper-dense Single-molecule nanoarrays
The vast majority of protein analysis tools, such as affinity-based approaches like ELISA (Enzyme-Linked Immunosorbent Assay), typically measure proteins in bulk. This approach works well for measuring small numbers of proteins, however, it quickly becomes very challenging when measuring hundreds to thousands of proteins. Furthermore, various practicalities surrounding bulk analysis limit sensitivity and dynamic range. Nautilus recognized early on that in order to achieve its goals for creating extreme protein detection sensitivity it would require measuring proteins whose frequency in a sample might vary from only a few, to hundreds of millions of molecules in a sample. In our view, it was clear that any bulk measurement technology would struggle to cover this immense dynamic range, and that a single protein molecule detection approach would be required to overcome a problem that has long been a barrier to major advancement in the field. Additionally, transitioning from bulk protein measurements to single protein molecule measurements fundamentally changes the nature of the protein quantification problem where the challenges of protein identification and quantification converge. If one is able to identify each protein molecule, quantification arises simply from counting those identifications, and furthermore, single protein molecule counters are by definition the most sensitive detection modalities available.
To break through these barriers, we designed the platform to measure billions of individual protein molecules at a time, in a massively parallel and efficient workflow. Our internal testing has demonstrated that our hyper-dense single-molecule protein nanoarrays contain over 3 billion landing pads per chip. Our team has developed a process for manufacturing our nanoarray as the foundational component of our flow cell consumable. The flow cell itself is comprised of a nanometer-scale fabricated chip that holds the individual protein molecules in place on the surface in a landing pad, encapsulated by a fluidics channel that allows for reagents to flow across the surface. Our design includes the isolation of individual proteins in a protein library preparation process by binding them to a much larger nanoparticle scaffold which has been created to hold exactly one protein molecule.
Source: Internal data
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

Nautilus Single Protein Molecule Flow Cell Designed to Capture One Individual Scaffold-Protein Complex per Landing Pad
Source: Internal Data
As discussed above, our flow cell is designed with the capability to capture up to tens of billions of individual, intact protein molecules. The single protein molecule nature of the Nautilus VoyagerTM platform is designed to enable extreme sensitivity, and the sheer scale of molecules captured enables the measurement of proteins across an exceptionally wide dynamic range. Flow cells with loaded protein libraries can then be introduced into our Nautilus Voyager instrument for the analysis and quantitation of the captured protein library.
2.Integrated Proteomics Platform
Typically, protein measurement approaches, like the ELISA described earlier, are designed to perform a single measurement of the proteins in a sample, after which the sample is either damaged, destroyed or discarded. However, if proteins captured in a sample can be repeatedly probed, it becomes possible to gain far more insight on the individual molecules. This ability describes the fundamental approach and benefit of our Iterative Mapping method. With our platform designed to deliver the Iterative Mapping method, each protein molecule has a unique coordinate address on the flow cell, and repeated probing enables deeper characterization of each individual molecule with each cycle, unlocking the ability to characterize proteoforms, potentially decode approximately 95% of the proteome, and achieve a wide variety of applications powered by detailed understanding of new protein biology.
To achieve extreme sensitivity and scale, we have designed the Nautilus Voyager instrument to integrate reagent fluidics with a sensitive, high-resolution optical imaging system to cyclically measure all single protein molecules captured on the flow cell. Our affinity reagents are labeled with proprietary fluorescent labels that help improve both the signal-to-noise and speed of our assay chemistry. The high-resolution imaging components allow resolution sufficient to characterize each individual protein molecule, generating data as shown in the illustration below.

The protein counts in the image above are for illustration purposes only. Source: Internal data

3.Probes for multi-cycle analysis
The Nautilus VoyagerTM platform is designed with fundamentally different principles of how to use and exploit the properties of affinity reagents compared to prior approaches. Affinity reagents enable two key applications of the Nautilus Voyager Platform:
•Targeted proteoform analysis is designed to use of-the-shelf reagents to resolve specific protein forms, modifications, and variants that are not accessible using existing proteomics methods.
•Broadscale proteomics is designed to enable large-scale, system-level interrogation of canonical proteins across biological states using proprietary multi-affinity reagents.
By using more traditional high specificity reagents in our multi-cycle system, we can detect specific protein targets, such as tau, at the single-molecule level, enabling digital quantitation. We believe it is possible to expand this concept, and use Iterative Mapping with a wide variety of “off-the-shelf” affinity reagents that are highly specific to multiple individual protein targets. Of particular importance, we can also use off-the-shelf affinity reagents that target specific sites on the protein itself, such as post-translational modifications. Using affinity reagents that target these specific locations and features of proteins will allow the Nautilus Voyager platform to detect and quantify the different patterns and varieties of post-translational modifications that define proteoforms. We refer to this as targeted proteoform analysis.
In a highly innovative and counterintuitive way, the Nautilus Voyager platform can also exploit low specificity affinity reagents. Identifying the tens-of-thousands of different proteins in a proteome would require a prohibitively large number of traditional highly specific affinity reagents. We therefore explored the possibility of using affinity reagents that bind short, linear epitopes (e.g., target protein sequences of 3-4 amino acids each) with moderate specificity, such that each affinity binding reagent probes and binds to many different proteins that contain the short linear epitope target. We describe these probes as “multi-affinity reagents”. While the binding of a single multi-affinity reagent is not sufficient to identify a given protein, conducting Iterative Mapping using a series of multi-affinity reagent can create enough information that there is sufficient statistical power to accurately identify an exceptionally broad number of proteins present in a sample. In this approach, each new multi-affinity reagent that is introduced in a cycle of binding and imaging provides additional evidence and gradually narrows the list of possible protein identities. Hereafter, we refer to this approach as broadscale proteomics. The Nautilus Voyager platform is designed to achieve the detection of the vast majority of proteins in the proteome using a combination of approximately 300 unique multi-affinity reagents.
4.Machine Learning-Powered Quantification
Among the most unique aspects of the Nautilus Voyager platform we believe is the integration of a proprietary machine learning-based protein quantification analysis software engineered to work with the type of data our system generates. As discussed, more typical measurements for high specificity affinity reagents can be used in our system to identify, and thereby quantify, each protein from a single binding and imaging step. Protein identification and quantification can be extended to proteoform-resolution by incorporating high specificity affinity reagents against protein targets of interest. These high specificity affinity reagents can provide a lot of information about a small number of proteins, and as such it would take an exceedingly large number of highly specific affinity reagent and therefore an exceedingly large number of cycles to measure every protein in the proteome. To enable broadscale proteomics on our system, we instead use our multi-affinity reagents that can bind to hundreds or even thousands of individual proteins in a given cycle.
Our proprietary algorithm is thereby trained using experimental data from our probe development process that provides a baseline estimate of how likely each probe is to bind to each protein in a reference proteome database. As data is collected, a binding matrix is generated for each protein coordinate. For example, a given coordinate [2,1] may have bound probes during cycles [4, 11, 25, 26, 27, 65, and 201]. This data is then fed into our machine learning protein identification analysis to determine which protein is most compatible with the observed pattern of binding. The illustration below provides a view of our machine learning protein identification analysis at work by observing the confidence the algorithm has with respect to each protein as additional cycles of data are collected. On average, it takes roughly 15 cycles of multi-affinity reagent binding events to uniquely identify a protein. Prior to 15 cycles, there is a lot of variability in which protein is likely to be at a given spot, but then after 15 cycles, the algorithm locks in on a precise protein and becomes increasingly more confident in its identification. Further, with each additional cycle the other potential proteins become increasingly less likely.

The Nautilus VoyagerTM Platform Can Identify a Protein by Analyzing Data from Multiple Cycles of Affinity Reagent Binding Event with High Probability.
Source: Internal Data
The machine learning protein identification analysis is run for each of the 10 billion protein molecules captured across three flow cells in parallel to identify each protein molecule present. Following this, identifications are coalesced to infer an estimate of the quantity of each protein. As the algorithm learns more and more about each affinity reagent probe’s binding characteristics, both within and across Nautilus Voyager platform data sets, it is able to adapt and update its confidence in each protein identification, essentially getting “smarter” over time. As a result, the machine learning protein identification analysis is able to re-analyze data collected in the past and continuously improve upon its ability to identify proteins within that data.
This machine-learning powered analysis is designed to provide nuanced, single-molecule data about billions of protein molecules in every experiment conducted in any lab. We thus believe that the Nautilus Voyager platform will be able to provide the high volume of high-quality data needed to train AI models of biology. Just as large language models were trained on massive amounts of internet data, we anticipate effective AI models of biology will need massive amounts of biological data like that produced by the Nautilus Voyager platform. We further believe that only proteomic data with the level of breadth, depth, and reproducibility we aim to provide will be easy-to-integrate with data from other methodologies (such as genomics, transcriptomics, and metabolomics) and able to help prevent these models from coming to erroneous conclusions about health and disease.
Nautilus VoyagerTM Platform Development Plan Key Areas of Focus
In order to commercialize our platform, we plan to advance the development of our technology across all components including chemistries, reagents, consumables, instrumentation and analysis software. The prototype of the Nautilus Voyager platform has generated all of our internal data to date, and we are continuing the development process to optimize, improve upon, and validate the final designs, formulations, protocols, manufacturing processes, and software code.
Our development plan is designed to build upon the foundational achievements our prototype has made in several key areas, with the goal of ultimately allowing us to fully realize the potential of our technology. We plan to focus on the continued improvement of our flow cell designs. Having initially demonstrated that prototype versions of our flow cells can functionally achieve approximately 10 billion discrete single protein molecule landing pads per instrument run, we plan to further optimize the landing pad spacing, density, manufacturing process and chemistries of the first commercially available flow cells. We also intend to focus on the completion of the final engineering design of the Nautilus Voyager instrument, where we plan to complete the development of manufacturing processes to integrate and test all completed sub-systems including the high-speed optical subsystem, fluorophore excitation laser, and micro-fluidics system in combination with our flow cell. We also plan to continue expanding the number of affinity reagent probes and chemistries that can be used within the Nautilus Voyager platform for both broadscale proteomics quantification and target quantification of proteoforms at the single-molecule level. Our aim is to create a broad portfolio of affinity reagent probes through in-house reagent development efforts and through strategic partnerships where we qualify already developed reagents for compatibility with our technology. Lastly, we intend to continue the development of our analysis software, where we expect improvements to our algorithms and analysis that will help with the speed, accuracy, and reliability of our commercial platform performance.
APPLICATIONS OF OUR TECHNOLOGY
The Nautilus VoyagerTM platform is designed to employ Iterative Mapping as an adaptable solution that leverages a wide variety of reagents to read and quantify the proteome, proteoforms, and other critical aspects of biology
We believe that the Nautilus VoyagerTM platform represents one of the first truly novel platforms for the detection and quantitation of proteins and proteoforms by leveraging Iterative Mapping, our single protein molecule flow cell, and a broad range of affinity reagents. By design, the Nautilus Voyager platform is open to the use of virtually any affinity reagent, where each reagent can be efficiently chemically labeled and used in our multi-cycle process to identify and quantify a protein library. We further believe one of the inherent strengths of the open design of the Nautilus Voyager platform is the ability to use reagents across a range of different binding profiles to create unique applications that unlock different types of important biological information.
On one end of the spectrum (above left), our technology is designed to harness the power of low specificity multi-affinity reagents that will potentially allow us to detect substantially all the proteome. On the other end of the spectrum (above right), we believe we can apply high specificity affinity reagents that detect and quantify individual target proteins of interest, and the post-translational modifications on these target proteins to detect and quantify the various proteoforms that may exist. We believe it is this inherent adaptability to different reagents that will enable a broad suite of uses for the Nautilus Voyager platform across research, discovery, translational and clinical applications. Because of this inherent flexibility, we also believe the Nautilus Voyager platform will spark the creation of new and unforeseen applications of Iterative Mapping, in a similar market expansion and innovation trend that was experienced in the years following the launch of open and flexible NGS platform technologies.
The open nature of the Nautilus Voyager platform creates the opportunity to partner with third-parties on the development and supply of affinity reagents for use on our instrument.
Basic Research and Discovery Use Cases
The Discovery Potential of the Nautilus VoyagerTM Platform
One of the long-standing challenges to accelerating the discovery and understanding of protein biological function has been the overwhelming dynamic range of proteins present in a cell or a biospecimen. We believe that a sensitivity of detecting 1 protein molecule in as little as 1,000 cells will be required to identify the exceptionally rare but biologically significant proteins in a sample. The Nautilus Voyager platform is designed with this extreme sensitivity in mind, which we believe makes it ideally suited for capturing and cataloging the variation of the proteome in a comprehensive way, both in human and non-human species.
Further, we believe speed, scale, and single protein molecule data quality will be required to enable research projects with aims to create new species-specific, tissue-specific, or disease-specific reference datasets that have the potential to accelerate discovery across academic and industry research communities. We believe our customers could embrace the Nautilus Voyager platform for these applications broadly. Comparatively, during the initial market adoption of NGS, as the instrumentation and methods improved in speed and data production scale, projects increased dramatically in size. Sample cohorts grew from dozens of samples to hundreds, and then to thousands in an effort to use the speed and data production capacity to improve the statistical power required to make new discoveries. We believe the Nautilus Voyager platform could experience a similar trajectory of utilization in research and discovery, making very large sample size studies that were not feasible using prior proteomic detection methods now practical for our customers to implement.

A deeper level of detail and molecular complexity also clearly exists beyond the estimated 20,000 proteins in the human proteome, and we expect our customers to utilize proteoform specific reagents for the profiling, mapping, and characterization of post-translational modification patterns on proteins of interest. It is estimated there are as many as 6,000,000 different proteoforms produced through protein modification pathways that hold critical biological and contextual information on the function and purpose of the proteins in our cells. We believe our customers could show strong interest in this important field of research given the lack of existing technologies and tools capable of mapping multiple features on a single protein in one analysis workflow. We believe discovery-focused proteoform specific reagents could be used in combination with our multi-affinity reagent Iterative Mapping of proteins method to enhance the output of our analyses.
Multi-Omic Systems Biology
We believe the creation of matched DNA, RNA, protein and metabolomic data sets for integrated multi-omic (DNA, RNA, protein, and metabolite) analyses will enable a more complete understanding of the path of information transfer from gene, to transcript, to protein, to metabolites, and back. It is estimated that only 40% of protein expression can be predicted by gene expression data. Integrated multi-omic data sets with deeper and more complete proteomic data are expected to have far greater potential for revealing the mechanisms underlying this discordance, its biological origin, and ultimately its impact on cell function. By understanding this discordance, drug developers may later discover new and more effective ways to alter biology and treat disease. We expect the creation of workflows with matched NGS and proteomic data will become standard practice in the community, further driving the utility and value of the Nautilus VoyagerTM platform.
Within multiomics, proteogenomics is an emerging area of research, with the goal of identifying brand new proteins or proteoforms not currently captured in the protein reference sequence. In proteogenomics, individual protein sequence databases are generated using matched transcriptomic and genomic data to aid in the identification of novel peptides and proteins detected but not yet mapped within the reference databases of known proteins. In this area of research, the integration of genomics and gene expression data enhances the predictive capability to determine what new proteins are present in a sample, and further brings functional context to genomic information and gene expression patterns. The Nautilus Voyager platform represents an entirely new single protein molecule data source for proteogenomics, which we believe could contribute significantly to the field by increasing the scale of proteomic data accessible for these analyses, and ultimately increasing the discovery potential of the integrated dataset. Given the current level of access to genomic and transcriptomic information enabled by NGS, we believe the research community could rapidly integrate data from the Nautilus Voyager platform into these studies to leverage matched genomic and proteomic data.
Translational Research and Discovery Use Cases
Biomarker Discovery
It has been published that approximately 95% of FDA-approved drug targets are proteins. The Human Protein Atlas collaborative research project identified that FDA-approved drugs are targeting up to 854 separate human proteins and that there are 4,906 genes in the UniProt database that have experimental evidence for being involved in disease. We believe that the drug development and diagnostic industries have suffered from an inability to access the low frequency and rare proteins present in biological samples due to the tremendous dynamic range present across proteins in a specimen. As already described, we believe that the Nautilus Voyager platform is designed with the scale to adequately overcome the dynamic range problem in proteomics, and provide researchers with access to the rare, but biologically important protein detection where biomarkers are believed to exist. We believe the Nautilus Voyager platform’s sensitivity targeting the detection of events as rare as 1 protein molecule in 1,000 cells will be critically important and may unlock the potential for many new biomarkers to accelerate the development of precision medicine diagnostics and therapeutics.
Proteoform Patterns as Biomarkers and Mechanism of Action Studies
We believe the study of proteoform patterns, proteoform frequency, and proteoform diversity of critically important drug targets will be a widely used application of the Nautilus Voyager platform. Which drugs work on specific protein drug targets may be determined by how combinations of specific post-translational modification operate together in proteoforms. Our technology is designed to enable the research community to see these proteoform patterns and to measure their relationship to one another. Every disease is the result of a dysregulation of molecular functions that create biological consequences compared to normal healthy function. Given the inability to detect proteoform patterns today, we believe that the study of how proteoforms contribute to disease at the molecular level will become an essential use-case for our technology. We further believe that proteoform analysis on the Nautilus Voyager platform has the potential to advance precision medicine by making an entire layer of molecular complexity and information available to researchers for the first time.
Longitudinal Monitoring of Proteome Dynamics
The study of proteome composition, protein and proteoform frequency, patterns, and variations over time represents an opportunity to survey and understand the biological changes resulting from environmental factors that influence our health and wellness. Individual or small panel protein surveillance tools have existed in the healthcare market for decades using traditional assay methods across a range of biospecimens, all of which have the same inherent limitations as those in the research space. Also, cell-free nucleic acid methods have emerged recently as amongst the first oncological molecular surveillance tools for the emergence of disease progression post treatment or surgery, and may also prove to enable the detection of disease at earlier stages in some cancers where cell-free nucleic acids are present at higher levels. However, the same fundamental challenges exist in this setting. Nucleic acids are still only a proxy for measuring the biological consequences of the functional proteins, and further, the sensitivity needed to find early-onset molecular features of disease before it presents clinically is incredibly high. We believe the routine surveillance of proteins at sufficient breadth and depth to capture even the exceptionally low-frequency protein changes will be a key area of interest in the future. This application has implications across not only oncology, but across virtually any human disease where the molecular underpinnings driving that disease may one day be revealed and then tracked to identify that disease earlier, measure the response to treatments, and create a comprehensive and dynamic view of our overall molecular health.
Diagnostics, Clinical Research and Drug Development Use Cases
Transitioning from Discovery into Clinical Application
We believe one of the largest and most impactful uses for our technology in the future will be the development of diagnostics that leverage the sensitivity, speed, stability, and ease of use we are designing our system to achieve. Significant technical and practical barriers have existed with prior high-throughput proteomic technologies preventing them from accessing the clinic. Despite advances in sample preparation methods, we believe the detection of enriched and modified protein samples by mass spectrometry will continue to experience challenges in the effort to transition to the clinic. We believe our novel protein detection method embodies the performance characteristics and design criteria that will be desirable for clinical applications. We further believe there will be opportunities to identify and develop content for proteomic clinical diagnostic tools as a result of the more direct nature of measuring the individual proteins at the source of biological function, as opposed to inferring biological function from genomic or gene expression measurements.
We also believe there will be an opportunity to leverage the proteoform pattern detection methods established in a translational research setting into the development of clinical tests in the future. We expect that once our technology is validated in a translational research setting for the identification of proteoform patterns which are themselves biomarkers of disease, we could potentially be in the position of being the only technology capable of physically detecting such patterns. We believe this presents an opportunity to use the Nautilus VoyagerTM platform to continue to advance these applications and methods of proteoform pattern biomarker detection from discovery all the way through to future diagnostics using our technology. As we work to build evidence with our customers and partners on the utility of new proteoform patterns as translational and clinical biomarkers, we believe such applications of the Nautilus Voyager platform could have a profound impact on precision medicine.
Precision Medicine Development & Clinical Trial Support
We believe there is tremendous demand for broadscale proteomic data across the continuum of preclinical and clinical drug development. Starting at the earliest stages of therapeutic asset development, the ability to strategically inform and prioritize experimental compounds with deep proteomic data will provide a much more comprehensive view of cellular responses and resistance mechanisms. This data may also create a new perspective on how to modify experimental therapies to interact with molecular pathways in much more specific and intentional ways. We believe these types of applications present a very compelling use-case for the Nautilus Voyager platform.
We first expect adoption of the Nautilus Voyager platform could occur in the preclinical and clinical retrospective settings, where we believe single-molecule proteomic and proteoform composition and frequency data will become essential tools in building a more complete picture of how experimental medicines are interacting in complex molecular pathways. Each individual tissue type offers its own unique profile of expressed proteins and functions, where advances in proteomic data breadth and depth may elucidate how and where a compound is interacting within these different cell types. We also believe this type of comprehensive proteomic analysis could become an important tool for improving our understanding of drug toxicities, metabolism and distribution. For this application, our technology has the potential to substantially improve visibility to the entire landscape of drug-target interactions, and consequently may help to improve the probability of creating strong therapeutic responses while minimizing detrimental or off-target effects. As these new insights become available, we further believe our customers may engage in very large-scale studies to catalog the frequency of target proteins and proteomic patterns across large and diverse biobanks that represent the intent to treat populations of interest, which will help inform and prioritize the development strategy and the potential impact of their experimental therapy pipelines.
We believe that as these advances in the application of large-scale proteomic data are realized in preclinical and retrospective settings, a natural transition will occur where our customers and partners will seek to apply their learnings in prospective settings. In the prospective clinical development environment, we believe the same design features which make the Nautilus Voyager platform desirable in a research setting can be fully realized. Prior proteomic profiling technologies have struggled to make an impact in prospective clinical settings due to a lack of run-to-run data reproducibility, slow turn-around-time, and overall complexity of practical implementation. We believe the Nautilus Voyager platform design is ideally suited for the quality, stability, and speed required to fully realize the value of accessing deep proteomic profiling data to identify biomarkers that stratify patients for clinical trials and improve drug development.
OUR PRODUCTS
Overview
Our primary business model is anticipated to be focused on the commercialization of the Nautilus VoyagerTM platform through the sale of instrumentation, reagents and consumables, software and services. As shown in the diagram below, our platform includes the Nautilus Voyager instrument at the center of our product suite, supported by consumables for the preparation and analysis of proteins, and followed by sophisticated machine learning software architecture for the analysis and reporting of our data in the cloud. Our fundamental positioning is that the Nautilus Voyager platform, based on the new measurement method of Iterative Mapping, enables an expanding capability of Iterative Mapping based applications. The value of our platform grows with the number of applications, starting with Tau proteoforms with planned releases of Broadscale, expansion into additional targeted proteoforms and other new Iterative Mapping applications.
Enabling Iterative Mapping Applications using the Nautilus VoyagerTM Platform
Nautilus VoyagerTM Instrument
The Nautilus Voyager instrument is a high-resolution optical imaging system coupled with integrated fluidics and liquid handling sub-systems. The instrument is designed to deposit protein libraries onto a flow cell and to process labeled multi-affinity reagent binding and imaging cycles rapidly in order to decode and quantify the vast majority of proteins present in biological samples. After the reagent kits, samples (protein libraries), and flow cells are loaded onto the instrument, the remainder of the workflow is automated.
Consumables
Our consumables are comprised of four main components: single-molecule library preparation kits, flow cell(s), affinity reagents, and instrument run buffers used to perform multi-cycle analysis runs.
Our proprietary library preparation kits will be designed for the isolation and preparation of a library of proteins from a variety of input materials including cell cultures, tissues and biospecimen. The library preparation includes an automatable workflow consisting of chemically labeling target proteins and attaching them to a scaffold used to deposit proteins on our flow cell. We also expect our customers and partners may wish to design their own custom process to target specific proteins prior to creating a library with them, and we intend to ensure our kits will be compatible with pre-treated or enriched protein samples. Our protein library preparation process is designed to be simple, efficient, and robust, all features which are expected to allow for easy automated processing for high throughput applications.

In an effort to provide maximum flexibility, our initial flow cell design includes four physically separated and independent fluid channels, or “lanes,” such that a customer can introduce a unique biological sample into each lane for multi-cycle analysis. The Nautilus VoyagerTM instrument is designed to hold and concurrently analyze up to three flow cells in a single run, for a total of 12 lanes. Additional sample throughput may also be achieved by the use of a molecular barcode in our consumables kits that will enable the multiplexing of more than one barcoded sample library together within a single lane for analysis in the future.
Affinity reagents will also be included as a reagent kit. Kits will be offered in configurations that cover a catalog of proteomic content. We intend to supply a standardized set of multi-affinity reagents for the broadscale detection of proteins, or “proteome kits,” as well as protein-specific or proteoform-specific kits, or “targeted proteoform kits,” focused on high interest protein targets in key disease areas. Other elements of the platform remain the same for both applications, where it is simply a matter of running different types of affinity reagents for each application. Broadscale proteomics is intended to enable large-scale interrogation of canonical proteins across biological states using proprietary multi-affinity reagents and targeted proteoform analysis is intended to resolve specific protein forms, modifications, and variants that are not accessible using existing proteomics methods using reagents based on commercially available antibodies.
Additionally, custom affinity reagent labeling kits are expected to be supplied in the future to enable customers to label their own in-house developed or purchased affinity reagents to be compatible with Nautilus workflows for use on the system.
Software & Analysis
Our machine learning analysis software suite also is expected to be utilized as the analysis engine to decode the proteome system raw data into protein identifications and counts. Our software is expected to be a SaaS based service, utilizing Nautilus’ machine learning computational algorithms required to identify and quantify the proteins or proteoforms present in a sample run on the system. Our software is a learning and evolving system, which we are designing to improve in accuracy over time as the multi-affinity reagent binding profiles are refined and trained across a growing database. We expect our software enhancements in performance will also be accessible to customers who wish to re-analyze prior run data with later versions to deliver new insight and discovery value.
SALES & MARKETING
Commercial Strategy
Our commercial strategy is designed to support a phased transition from early customer access to full platform commercialization, while establishing Iterative Mapping as a new measurement class in proteomics. We are currently executing the initial stages of this strategy through our Early Access Program, which reflects our growing confidence in the performance, robustness, and scientific value of Nautilus Voyager platform based on successful collaborations over the past year. Our long-term business model is centered on the direct commercialization of an integrated, end-to-end Nautilus Voyager platform, consisting of our proteome analysis system, consumable reagent kits and flow cells, cloud-based software and analytics, and associated services. We expect this model to generate revenue through a combination of fee-for-service offerings, instrument sales, recurring consumables, software subscriptions, and service and support arrangements. We believe this integrated approach enables us to deliver a compelling value proposition by substantially improving the scale, sensitivity, reproducibility, and interpretability of proteomic data.
At our current stage, we are prioritizing controlled market entry through service-based access and limited system exposure rather than broad instrument deployment. This approach allows us to standardize early applications, refine workflows, and ensure a high-quality customer experience while continuing to build scientific evidence and reference datasets. Over time, we expect this strategy to support a smooth transition to broader instrument placements and recurring consumables and software revenue as the platform matures. We are initially focused on customers with established expertise in proteomics and strong research budgets, including laboratories within large pharmaceutical and biotechnology companies, academic research institutions, and multi-omics research centers. Many of these customers already utilize mass spectrometry, next-generation sequencing, or affinity-based technologies, and are seeking new tools that overcome the limitations of existing approaches. As adoption grows within these segments, we believe the Nautilus Voyager platform is well positioned to expand into translational and, over time, clinical research settings, including pharmaceutical clinical development groups, contract research organizations, and eventually diagnostic laboratories.
Our pricing strategy is designed to be consistent with existing capital equipment budgets for high-end mass spectrometry platforms. We expect consumables to be priced to reflect the value of comprehensive proteome and proteoform analysis, with ongoing improvements in multiplexing and throughput expected to reduce cost per sample over time. We believe these economics will support large-scale proteomics and multi-omics studies and enable centralized core laboratory use cases. Given the novel nature of Iterative Mapping and single-molecule proteomics, peer-reviewed publications and externally validated biological insights are a critical component of our commercial strategy. Publications, presentations, and customer references generated through collaborations and the Early Access Program are key indicators of platform adoption and credibility. We expect to continue investing in internal and external research efforts to accelerate the pace of high-quality scientific output before and after full commercial launch.

Go-To-Market Strategy
Our go-to-market strategy is designed to support the introduction and adoption of Iterative Mapping as a new measurement class in proteomics through a phased, evidence-driven approach. We are currently operating in the Early Access Program stage of this strategy, while continuing to build on and expand our collaborations and partnerships with leading academic and biopharmaceutical organizations. Recognizing that Iterative Mapping represents a significant departure from existing proteomics technologies, we have prioritized early market engagement that emphasizes scientific validation, application development, and operational readiness. Rather than pursuing immediate broad instrument deployment, our strategy focuses on controlled access, standardized early applications, and close collaboration with customers to ensure a high-quality user experience and robust scientific outcomes.
Go-to-market plan

Collaborations and Partnerships
Collaborations and partnerships remain a foundational element of our go-to-market approach. We continue to work closely with select academic institutions, biopharmaceutical companies, and research organizations to generate high-quality biological data, validate platform performance, and demonstrate the unique capabilities of Iterative Mapping across a range of biological contexts. These collaborations serve multiple strategic objectives: they support peer-reviewed publications and presentations, inform application prioritization, provide real-world feedback on workflows and system performance, and help establish credibility within the scientific community. We believe ongoing collaboration alongside the Early Access Program is critical to sustaining scientific momentum and expanding awareness of the Nautilus VoyagerTM platform as it moves toward broader commercialization.
Early Access Program
Building on the scientific and technical foundation established through our collaborations, we launched the Nautilus Iterative Mapping Early Access Program in January 2026. The Early Access Program provides select customers with access to Iterative Mapping through fee-for-service offerings delivered by Nautilus Proteomics Analysis Services. The initial application offered through this program is the Nautilus Tau Proteoforms assay, which is designed to enable quantitative analysis of tau proteoforms that are not readily accessible using existing proteomics methods. The Early Access Program is designed to broaden access to Iterative Mapping beyond our initial collaborators while maintaining a controlled and standardized deployment of the platform. Through this program, customers are able to conduct proof-of-concept and pilot studies, generate quality datasets, and evaluate the potential applicability of Iterative Mapping to their research objectives. In parallel, we expect Early Access engagements to support the development of reference datasets and use cases that may inform broader adoption of the Nautilus Voyager platform over time.
In addition to the initial Tau Proteoforms assay, we expect the Early Access Program to serve as a framework for the introduction and evaluation of additional Iterative Mapping–based applications. These may include new targeted assays as well as other workflows intended to explore the broader platform capabilities. The timing, scope, and availability of additional applications will depend on ongoing technical development, customer feedback, and operational readiness. Engagements under the Early Access Program are also intended to allow us to continue refining system performance, workflows, software, and customer support processes in real-world research environments. We believe participants in the Early Access Program, together with our collaborators, may serve as reference sites and contributors to application development, supporting broader awareness and adoption of the Nautilus VoyagerTM platform in advance of broader commercial availability.
Transition to Platform Launch and Commercial Scale
As we progress through the Early Access Program, we are preparing for broader commercial availability of the Nautilus Voyager platform and the introduction of Iterative Mapping into routine customer use. Insights gained through collaborations and Early Access engagements are expected to inform final system configuration, application prioritization, workflow design, and customer support infrastructure as we move toward commercialization. Initial customer access to the platform during this phase is expected to continue through Nautilus Proteomics Analysis Services, in which sample analysis is performed at our facility and results are delivered to customers through a cloud-based platform. We do not anticipate that Early Access activities will result in material revenue.
Our initial commercial model is expected to continue incorporating Nautilus Proteomics Analysis Services alongside instrument placements. Service offerings are intended to support customer evaluation, enable early use cases, and facilitate onboarding and expansion within customer organizations, while also allowing us to maintain quality control and accumulate additional application data during the early phases of market adoption.
We plan to initiate our commercial launch in late 2026 by opening the Nautilus Voyager platform for pre-orders, with instrument installations at customer sites expected to begin in early 2027. At launch, we expect general availability to include the Voyager instrument, the Tau proteoforms assay, and a second targeted proteoform assay. We anticipate general availability of Broadscale proteomics capabilities in the first half of 2027 as we continue expanding the platform’s assay portfolio. Our first generally available broadscale consumable kits are designed to deliver strong baseline performance, with subsequent releases expected to further expand capabilities over time.
Consistent with our overall go-to-market strategy, commercialization is expected to follow a land-and-expand model. Customers may initially adopt the platform through a targeted application aligned with a specific biological question and subsequently expand usage across additional applications, including both targeted proteoform analysis and broadscale proteomics workflows, depending on their research priorities. We believe providing multiple application entry points on a single extensible platform may support deeper adoption within customer organizations over time.
We initially expect to commercialize in North America, with international expansion anticipated as adoption grows and commercial readiness increases. Our commercialization approach is expected to include direct sales in the United States and a combination of direct and distributor relationships in selected international markets. Given our stage of development, we currently have limited commercial infrastructure and intend to build the necessary sales, marketing, distribution, service, and support capabilities in phases across the United States, Europe, the United Kingdom, and potentially Asia-Pacific as we execute our commercialization strategy.
Partnerships
We have established and continue to expand a set of strategic research collaborations with leading biopharmaceutical companies and academic research institutions to validate the performance of our platform, generate high-quality biological data, and demonstrate the ability of Iterative Mapping to uncover novel proteoform-level insights. These collaborations have played, and continue to play, a central role in advancing our technology, shaping early applications, and building scientific and commercial momentum as we progress through the Early Access Program phase of commercialization.
In December 2020, we entered into a research collaboration agreement with Genentech to conduct a pilot study investigating proteoforms of the Tau protein, a key biomarker associated with neurodegenerative disease. This collaboration represented one of the first external validations of our platform’s potential to characterize proteoform complexity at single-molecule resolution. In February 2025, we entered into a research collaboration with The Buck Institute for Research on Aging, under which the Nautilus Voyager platform is being used across multiple projects focused on proteoform analysis of the Tau protein. In July 2025, we entered into an agreement with the Allen Institute focused on investigating the connection between the tau protein and neurodegenerative conditions such as Alzheimer’s disease. More recently, in January 2026, we initiated a research collaboration with The Michael J. Fox Foundation for Parkinson’s Research (MJFF) and Weill Cornell Medicine–Qatar, a partnership between Cornell University and the Qatar Foundation (WCM-Q), supported by a research grant from MJFF, to develop a single-molecule assay to measure proteoforms of alpha-synuclein, a protein strongly implicated in Parkinson’s disease. This collaboration leverages expertise in neurodegenerative disease biology, chemical biology, and affinity reagent development and extends our Iterative Mapping approach to an additional neurodegenerative disease target beyond Tau.

Collectively, these collaborations are consistent with and continue to advance the objectives of our go-to-market strategy by generating peer-reviewed publications, reference datasets, and application-specific validation of our platform. We believe the scientific credibility, biological insights, and customer relationships established through these engagements directly support the expansion of our Early Access Program and lay the groundwork for broader commercial adoption of the Nautilus VoyagerTM platform.
Commercial Organization
We intend to build out a world-class commercial organization, focused on delivering value and support through every stage of the sales cycle. Our company is driven by the advancement of science and the improvement of human health, and we anticipate our commercial organization to be scientifically oriented to align with the goals and objectives of our customers. We believe strongly in building an exceptional support infrastructure, which we believe will be particularly important for our customers given the scale and novelty of data we anticipate our systems will provide. We aim to build long-term loyalty with our customers by enhancing their individual research programs, enabling their successes, and driving growth within their organizations through their successful use of our technologies.
MANUFACTURING AND SUPPLY
Reagent and Flow Cell Consumables
We have designed and sourced our consumables primarily from third-party suppliers. While some of these components are sourced from a single supplier, we have identified or qualified second sources for several of our critical reagents. We currently source base nanoarray chips and flow cell components, sample preparation and assay reagents. We believe that our suppliers have sufficient capacity to meet our near-term development needs through to commercialization. We believe it may be advantageous to have multiple sources for our consumable components and reagents in the future, to help reduce the risk of production delays or quality issues that may cause a disruption to our development timelines or pre-commercial activities. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors— Risks Related to our Business.”
Instrumentation
The Nautilus Voyager instrument automates the Nautilus assay chemistry concurrent with rapid optical imaging of the flow cell. The current system is an early-stage design, used for optimization of the function and design of each component. We currently source components for our systems from external manufacturers and assemble them in-house at our San Carlos, CA facility or at our manufacturing partner facilities. Once development is completed, we will determine the most appropriate path for high volume production. This may consist of a process developed by contract manufacturing of major system components with final assembly and testing in-house, or fully outsourced production, or some combination of both.
COMPETITION
The life sciences market is highly competitive. There are other companies, both established and early-stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, multiplexed or high-throughput proteomic analysis. Nautilus currently competes with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. Major competitors include Thermo Fisher Scientific (including Olink); Bruker Corporation; Agilent Technologies; Danaher (SCIEX); Becton, Dickinson and Company; Quanterix; Illumina, Inc. (through its acquisition of the former Somalogic business from Standard Biotools, Inc.). Nautilus also competes with a number of emerging companies that are developing proteomic products and solutions. Some of these companies may be further along in their commercial and operating plans than we are, including actively commercializing products and growing established marketing and sales forces. Other competitors are earlier than us and in the process of developing their technologies for the life sciences market which may lead to products that rival or replace our products.
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
For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (“LDTs”) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers, and has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (“VALID Act”), which aims to create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of the FDA’s oversight. To date, Congress has not passed the VALID Act. In May 2024, the FDA issued a final rule that phased out its enforcement discretion for most LDTs and amended the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. However, on March 31, 2025 the U.S. District Court for the Eastern District of Texas vacated and set aside the FDA LDT Final Rule in its entirety, asserting that the FDA does not have jurisdiction to regulated professional services performed by clinical laboratories and qualified professionals.
In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies of the FDA. Further, the new administration, including changes in the leadership at the FDA and other federal agencies, may issue new policies and regulations that can impact the compliance status of our products or that of our customers. It is unclear how future litigation and legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.
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

Intellectual Property
Patents
We strive to obtain and maintain intellectual protection for our products and technology by using a variety of intellectual property protection strategies, such as patents, trademarks, trade secrets and other methods of protecting proprietary information.
As of December 31, 2025, we owned or held exclusive licenses to thirty six issued U.S. patents, approximately eighty-nine pending U.S. non-provisional patent applications, approximately nineteen pending U.S. provisional patent applications, approximately forty-three granted foreign patents, and approximately one hundred thirty nine pending foreign patent applications, including twenty one international patent applications filed under the Patent Cooperation Treaty (PCT application). Our owned and exclusively licensed patents and patent applications, if issued, are expected to expire between 2026 and 2045, in each case absent any patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
Trademarks
As of December 31, 2025, we owned approximately forty eight registered trademarks covering four different marks in Australia, Brazil, Canada, China, the European Union, India, Israel, Japan, Korea, Mexico, Singapore, and Switzerland. In addition, we have approximately twelve pending trademark applications covering seven different marks in the U.S., Brazil, India, and Korea.
Collaboration Agreements
We have entered into research collaboration agreements with Genentech in December 2020, with The Buck Institute for Research on Aging in February 2025, and with the Michael J. Fox Foundation and Weill Cornell Medicine–Qatar in January 2026, and entered into an agreement with the Allen Institute in July 2025. Under each of these agreements, partners gain early experience with the Nautilus VoyagerTM platform and contribute to application development across diverse biological contexts. These agreements are for research only and are not expected to generate any revenues, however they may provide opportunities for the parties to jointly apply for and secure grants, awards, or other government or non-profit research funding
Scientific Advisory Board
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
Emma Lundberg, Ph.D.
Dr. Lundberg is a Professor in cell biology proteomics at KTH Royal Institute of Technology, Sweden, and Professor of Bioengineering and Pathology at Stanford University. Dr. Lundberg also holds the positions of Director of the Cell Atlas of the Human Protein Atlas, an international proteomics and cell mapping project, and was previously Director of the Cell Profiling facility at the Science for Life Laboratory (SciLifeLab) in Sweden.
Employees and Human Capital
As of December 31, 2025, we had 130 employees, all based in the United States, over one-third of whom hold doctorate degrees. Of these employees, 91 were engaged in research and development activities, and 39 were engaged in general and administrative activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.
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

•Our business is entirely dependent on the successful development and commercialization of our proteomics platform (the “Nautilus VoyagerTM platform”), which remains in the development stage and could be subject to delays, technical challenges and market acceptance challenges.
•We may not compete successfully with our initial or future products in the highly competitive life sciences technology market.
•We are dependent upon third parties for certain aspects of the development and commercialization of the Nautilus Voyager platform.
•Our business depends significantly on research and development spending by pharmaceutical companies as well as by academic institutions and other research institutions and any reduction in spending could limit demand for our products.
•We may not be able to launch our Nautilus Voyager platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
•Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•We expect that we will need to raise additional capital to fund our development and commercialization plans, which may not be available to us on favorable terms or at all.
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
•We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations, as well as the laws and regulations of other countries, relating to how we collect, store and process personal information, and how we transmit analytical data to our customers.
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
•Our operations and financial results could be adversely impacted by global and national events, such as global geopolitical conflicts, including war, trade embargoes, tariff policies and boycotts, changing interest rates, volatility in the global financial markets and general economic downturns.

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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus VoyagerTM platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $59.0 million and $70.8 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $332.0 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus Voyager platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K.
Our business is entirely dependent on the success of our Nautilus VoyagerTM platform, which remains in the development stage and subject to scientific and technical validation. If we are unable to develop and commercialize our Nautilus VoyagerTM platform successfully and in a manner that provides currently anticipated functionality and levels of performance, we may never be able to recognize any revenue, and our business, operating results, and financial condition will suffer.
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus Voyager platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our Nautilus Voyager platform, which remains in the development stage and subject to scientific and technical validation. Additionally, in developing our platform technology, we currently rely on co-development partners to assist us in the development of certain component technologies in our platform. We have experienced difficulties with some of these partners successfully delivering these component technologies on time and to our specifications, and these partners may not be successful in delivering these component technologies on time, to our specifications, or at all, in the future, which could have an adverse impact on our ability to meet our development timelines, and/or our products’ level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus Voyager platform to comprehensively measure the human proteome, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products and services fail to deliver currently anticipated functionality and levels of performance, if our products and/or services are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products, services and technologies, we may never recognize material revenue and may be unable to continue our operations.

We have not yet commercially launched our Nautilus VoyagerTM platform. We may not be able to launch our Nautilus VoyagerTM platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
We anticipate commercializing our Nautilus VoyagerTM platform in phases that began with research collaborations with leading biopharmaceutical companies, academic institutions and research organizations exploring utility of pre-commercial versions of the platform. The next phases of our strategy involve a land-and-expand strategy in which we provide customers with access to the Iterative Mapping method on the Nautilus Voyager platform for an initial application, and over time, introduce additional applications in both targeted proteoform analysis and broadscale proteomics, which customers would access depending upon their specific needs. Initial customer access to the Nautilus Voyager platform is expected to be through our Early Access Program in which Nautilus will perform analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus Voyager platform. With data gained from our Early Access Program customers, we plan to leverage publications to drive awareness and customer demand and later sell instruments and reagents to select customers performing targeted proteoform and broadscale proteomics research. We announced the launch of our Iterative Mapping Early Access Program starting with target specific service offerings in January 2026 for the analysis of the microtubule-associated protein tau (or “Tau” for short), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Over time, we plan to extend this early access framework to include additional proteoforms in new disease areas like oncology and into a dual model that supports both targeted assays like Tau, and broadscale workflows, which are designed to offer broader proteome coverage. We do not anticipate that these early access activities will result in any material revenue. We expect to initiate our commercial launch in late 2026 by opening the Nautilus Voyager platform for pre-orders, with instrument installations at customer sites beginning in early 2027. At launch, we expect general availability to include the Voyager instrument, our Tau proteoform assay, and a second proteoform assay. We anticipate general availability of Broadscale proteomics capabilities in the first half of 2027, as we continue expanding the platform’s assay portfolio. Our first generally available broadscale consumable kits are designed to deliver strong initial performance, with subsequent releases expected to further expand capabilities and enable the platform to meet or exceed our previously announced product specifications.
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
As noted above, establishing collaborations and partnerships with large pharmaceutical and biotechnology companies and with major research institutions is a material element of our commercialization strategy. While early collaborations have focused, and are are expected to continue to focus on the assessment and validation of our Nautilus Voyager platform with a focus in part on publication of results in peer-reviewed scientific journals, we also intend to pursue additional, potentially revenue-generating collaborations in areas of biological interest. Among other examples, we may pursue collaborations relating to the development and commercialization of therapeutic product candidates targeting proteins identified by our Nautilus Voyager platform.
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
Even if we are able to complete development of our Nautilus VoyagerTM platform, we may not achieve or maintain significant commercial market acceptance.
Even if we are able to complete development of our Nautilus VoyagerTM platform, the platform will be subject to market forces and adoption curves common to new technologies. The market for novel proteomics technologies and products like those being developed by us is in the early stages of development. While these technologies present the potential to displace legacy products, changing long-standing scientific workflows with new instruments requiring substantial capital expenditures will require us to invest substantial financial and management resources to educate potential customers on the benefits of our Nautilus Voyager platform relative to existing technologies and to validate our Nautilus Voyager platform’s ability to meet customer requirements. In that regard, we anticipate that our initial market focus will be pharmaceutical development and associated research, which are characterized by demanding and exacting requirements for product performance and accuracy. If widespread adoption of our Nautilus Voyager platform takes longer than anticipated or does not occur, our business will be materially and adversely affected.
More specifically, the successful introduction of new technologies in life science markets requires substantial engagement with the scientific community in order to encourage community acceptance of the utility, performance, and cost of the technology relative to its benefits in the applicable field or fields of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the larger community through publications in peer-reviewed journals. In these journal publications, the researchers describe not only their discoveries but also the methods and typically the products used to fuel these discoveries. We expect that references to the use of our Nautilus Voyager platform in peer-reviewed journal publications will be critical to our ability to obtain widespread acceptance within the scientific community. In addition, continuing collaborative relationships with key opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product, or too many researchers negatively describe the use of our products in publications, customers may be less willing to engage with us concerning our products, which could materially delay our commercialization plan and/or substantially extend our sales cycles. Moreover, these customers may ultimately be less willing to purchase our products, which would adversely affect our business and future revenue.
Specific, material factors that will influence our ability to achieve market acceptance include the following:
•the ability of our marketing and engagement initiatives to increase awareness of the capabilities of our Nautilus VoyagerTM platform;
•the ability of our Nautilus Voyager platform to demonstrate reliable performance in intended use applications, in particular, when the platform is used by customers in their own research;
•our ability to demonstrate that the functionality and performance of our Nautilus Voyager platform relative to alternative products and technologies justifies the substantial anticipated cost of the platform;
•the willingness of prospective customers to adopt new products and workflows;
•the ease of use of our Nautilus Voyager platform and whether it reliably provides significant advantages over alternative products and technologies;
•the rate of adoption of our Nautilus Voyager platform by biopharmaceutical companies, laboratories, academic institutions and others;
•the prices at which we will be able to sell our Nautilus Voyager platform;
•our ability to develop new products, workflows, and solutions that meet customer requirements;
•the introduction or development and commercialization by competitors of new products or enhancements to existing products with functionality and/or performance similar to our Nautilus Voyager platform; and
•the impact of our investments in product innovation and commercial growth.
We cannot assure you that we will be successful in addressing any of these criteria or any additional criteria that might affect the market acceptance of our products. If we are unsuccessful in achieving and maintaining market acceptance of our Nautilus Voyager platform, our business, financial condition and results of operations would be adversely affected.
We have no experience in manufacturing our products at commercial scale. If we are unable to establish manufacturing capacity by ourselves or with partners in a timely manner after completing development, commercialization of our Nautilus VoyagerTM platform would be delayed, which would result in lost revenue and harm our business.
In order for us to commercialize our Nautilus Voyager platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Voyager platform, including our proteome analysis system and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our platform instruments and consumables to support large-scale commercial production. In connection with our Nautilus Voyager platform, we may utilize long lead time instrument system components, such as cameras and lasers, and as a result, it may impact our ability to consistently source such components. Additionally, we intend to utilize approximately 300 unique multi-affinity reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Voyager platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There are no assurances that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market. In addition, in connection with establishing third party relationships or sourcing component supplies, including with respect to instrument components, reagents and antibodies, we may incur costs that are higher than currently expected and that may adversely affect our gross margins and operating results following commercialization. Assuming we complete development of our Nautilus Voyager platform, we may experience manufacturing and product quality issues as we increase the scale of our production. Any delay or inability in establishing or expanding our manufacturing capacity could diminish our ability to develop or sell our products, result in increased or unanticipated costs, result in lost revenue, and seriously harm our business, results of operations and financial condition.

If we are unable to establish an effective commercial organization, including effective distribution channels and sales and marketing functions, we may not be successful in commercializing our Nautilus VoyagerTM platform.
We are only beginning to establish an internal organization focused specifically on the commercialization of our Nautilus VoyagerTM platform. Our initial hiring has focused on senior commercial leadership, and although this leadership has considerable industry experience, in order to achieve substantial revenue growth and profitability, we will be required to develop sales, marketing, distribution, customer service, and customer support capabilities. Staffing of these functions will frequently require individuals with the requisite technical and scientific expertise to establish and support sales of a sophisticated and complex platform for life sciences experimentation. We will be required to expend substantial financial resources to hire personnel and develop our commercial operations prior to commercial launch of our Nautilus Voyager platform. Accordingly, these initiatives will adversely affect our operating expenses prior to us having material off-setting revenue, if any.
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
In addition to our internal organization, we may seek to enlist one or more third parties to assist with sales, distribution, and customer service and support globally or in certain regions of the world. In certain markets, we could seek to establish partnerships with larger market participants to provide access to their distribution channels and which could also involve scientific or technological collaboration. There is no guarantee, if we do seek to enter into any of these arrangements, that we will be successful in attracting desirable partners or that we will be able to enter into such arrangements on commercially favorable terms. If our commercialization efforts, or those of any third-party partners, are not successful, our Nautilus Voyager platform may not gain market acceptance, which could materially impact our business and results of operations.
The size of the markets for our Nautilus VoyagerTM platform may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
The market for proteomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including our Nautilus Voyager platform. Our estimates of the total addressable market for our current and future products, including with respect to the proteomics market, the diagnostic market, and the mass spectrometry market, are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics market, the proteomics market may develop more slowly or differently. In addition, our Nautilus VoyagerTM platform may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.
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

We are dependent on single source suppliers for some of the components and materials used in our Nautilus VoyagerTM platform, and the loss of any of these suppliers could harm our business.
We rely on single source suppliers for certain components and materials used in our Nautilus VoyagerTM platform. The loss of any of these single source suppliers would require us to expend significant time and effort to locate and qualify an alternative source of supply for these components. Though we do not currently have contracts for third parties to provide manufacturing capabilities for each component of our Nautilus Voyager platform for which we expect to employ such third party manufacturers, if we are successful in reaching the point of manufacturing our products for commercialization, we may rely on a single company for such manufacturing. Any contractual disputes between us and such manufacturer or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
We also rely, and expect to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies needed to generate the deep proteomic information at the speed and scale which we expect our Nautilus Voyager platform to perform. With respect to any antibodies or reagents that are single sourced, the loss of any suppliers would require significant time and effort to locate and qualify an alternative source of supply. Such reagents and antibodies may also become scarce, more expensive to procure, or not meet quality standards, and we may not be able to obtain favorable terms in agreements with suppliers. Given their complexity, our suppliers may not be able to provide these reagents and antibodies in a cost-effective manner or in a time frame that is consistent with our expected future needs. If our suppliers cease or interrupt production or if suppliers fail to supply materials, products or services to us for any reason, such interruption could delay development, or interrupt the commercial supply, with the potential for additional costs and lost revenue. If this were to occur, we might also need to seek alternative means to fulfill our manufacturing needs. Any such transition would require significant efforts in testing and validation and could result in delays or other issues, which could materially harm our business.
The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operation will suffer.
We face significant competition in the life sciences technology market. We currently compete with technology and diagnostic companies that supply components, products, and services to customers engaged in proteomics analysis. Major competitors include Thermo Fisher Scientific (including Olink); Bruker Corporation; Agilent Technologies; Danaher; (SCIEX); Becton, Dickinson and Company; Quanterix; and Illumina, Inc. (through its acquisition of the former Somalogic business from Standard Biotools Inc.). We also compete with a number of emerging companies that are developing proteomic products and solutions.
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

Even if our Nautilus VoyagerTM platform is commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenue and our prospects could be harmed.
The life sciences industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Even if we are able to commercialize our Nautilus VoyagerTM platform and achieve broad scientific and market acceptance, our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our Nautilus Voyager platform and to introduce compelling new products. The success of any enhancement to our Nautilus Voyager platform or introduction of new products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, freedom from intellectual property encumbrance, appropriately timed and staged introduction and overall market acceptance. Any new product or enhancement to our Nautilus Voyager platform that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.
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
We rely on third parties for development of certain aspects of the Nautilus VoyagerTM platform, and any failure of these third parties to perform their respective obligations in a timely manner or to our specifications could negatively impact our timelines, costs or product performance.
We are engaged with a number of third party collaborators who assist us in co-development of certain aspects of the Nautilus Voyager platform, including, for example, certain affinity reagents and array chip substrates. Our agreements with these third party collaborators include obligations for these third parties to deliver certain aspects of technology to be used in the Nautilus Voyager platform in accordance with certain defined timelines, in accordance with defined specifications, and in accordance with certain cost limitations. We have also sought to include redundancy and contingency planning with respect to the efforts of our third party collaborators where practicable. Despite our contractual assurances and contingency planning, it is possible that one or more of our third party collaborators may fail to deliver their respective technologies to us on time or in accordance with our specifications, and such failure could negatively impact the timing of the commercialization of the Nautilus Voyager platform, its performance, or its cost.
Our business will depend significantly on research and development spending by pharmaceutical companies as well as by academic and other research institutions. Any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that our revenue in the foreseeable future will be derived primarily from sales of our Nautilus VoyagerTM platform to biotechnology companies and life science laboratories worldwide, and to a lesser extent, academic institutions and non-profit organizations. Our success will depend upon demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected system sales and, similarly, reductions in operating expenditures by these customers could result in lower than expected sales of our Nautilus Voyager platform. These reductions and delays may result from factors that are not within our control, such as:
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. In the near term, as we devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus VoyagerTM platform, specific factors that may result in fluctuations include, without limitation:
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our Nautilus Voyager platform;
•our ability to successfully establish and successfully maintain appropriate collaborations and derive revenue from those collaborations;
•the impact that economic inflation may have on our costs for manufacturing our products;
•any litigation or governmental investigations involving us, our industry or both; and
•our ability to successfully develop and commercialize our Nautilus Voyager platform on our anticipated timeline.
As we transition from a company with a focus on research and development to a company capable of supporting manufacturing, these fluctuations may also occur due to a variety of other factors, many of which are outside of our control, including, but not limited to:
•the level of demand for any products we are able to commercialize, particularly our Nautilus Voyager platform, which may vary significantly from period to period;
•our ability to drive adoption of our Nautilus Voyager platform in our target markets and our ability to expand into any future target markets;
•the impact that economic inflation may have on our costs for manufacturing our products;
•the prices at which we will be able to sell our Nautilus Voyager platform;
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
We are a life sciences technology company with a limited operating history. We have not completed development of our Nautilus VoyagerTM platform or any other products and have not generated any revenue to date. Our operations to date have been limited to developing our Nautilus Voyager platform. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
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
We expect that we will need to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing or acquisition opportunities or for other reasons, including:
•funding development and marketing efforts of our Nautilus Voyager platform or any other future products;
•increasing our sales and marketing and other commercialization efforts to drive market adoption of our Nautilus Voyager platform, once commercialized;

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
•global geopolitical conflicts, including war, trade embargoes, tariff policies and boycotts, changing interest rates, volatility in the global financial markets and general economic downturns; and
•other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.
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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. We filed (i) on February 28, 2024, a shelf registration statement on Form S-3 with the SEC that became effective on March 6, 2024 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on March 6, 2024, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, the global geopolitical conflicts, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Filing, prosecuting and defending patents on our Nautilus VoyagerTM platform in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
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
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our Nautilus VoyagerTM platform, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academic and industry scientific positions.
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
We or any future licensor may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property. For example, us or any future licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, software development, and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. Litigation may be necessary to defend against claims challenging ownership or inventorship of our or any future licensor’s ownership of our patents, trade secrets or other intellectual property. If we or any future licensor fails in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our Nautilus VoyagerTM platform, including our software, workflows, consumables and reagent kits. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture or commercialization of our products and technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Patent terms may be inadequate to protect our competitive position on our Nautilus VoyagerTM platform for an adequate amount of time.
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
We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products or technologies, including our Nautilus VoyagerTM platform. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, or greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
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
Our products could have unknown defects or errors, which may give rise to claims against us and adversely affect market adoption of our Nautilus VoyagerTM platform.
Our Nautilus VoyagerTM platform utilizes novel and complex technology applied on a microscopic scale, using key components that are not amenable to full characterization or quality assessment using conventional techniques or instrumentation, and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects or errors will not arise, and as we increase the density and integration of our Nautilus Voyager platform, these risks may increase. We expect to provide warranties that our Nautilus Voyager platform will meet performance expectations or be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
In manufacturing our Nautilus Voyager platform, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to produce. If our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.
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
We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k) application, and some of the requirements of the FDA’s Quality System Regulation (the “QSR”), which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. The FDA’s new Quality Management System Regulation (“QMSR”), effective February 2, 2026, incorporates by reference certain requirements under ISO 13485.
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
If we sought and received regulatory clearance or approval for certain of our products, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QMSRs for our development and manufacturing operations. In addition, we may be required to obtain a new 510(k) clearance before we could introduce subsequent modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.
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
We do not currently expect our Nautilus VoyagerTM platform to be subject to the clearance or approval of the FDA, as it is not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our current or products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
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
In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which provides for certain privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide certain disclosures to California consumers and provide such consumers with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, Iowa, Maryland, Minnesota, New Hampshire, Nebraska and New Jersey have enacted similar laws that took effect in 2025; and Indiana, Rhode Island and Kentucky have enacted similar laws that have taken effect in 2026. Additionally, certain other state laws govern the privacy and security of health information in certain circumstances, such as Washington’s My Health, My Data Act, which contains a private right of action. These new state laws will require ongoing compliance efforts and investment. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed or otherwise processed as a result of a data breach. State laws are changing rapidly. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers, and there is discussion in the U.S. Congress of comprehensive federal data privacy legislation. It is possible that these or other laws, regulations, or other actual or asserted obligations relating to privacy or security matters, or otherwise relating to the collection, use, transfer, or other processing of personal information, may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business.
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
While we have implemented policies and contractual safeguards to ensure compliance with U.S. and foreign privacy laws and data transfer regulations, the complex and evolving landscape of privacy and data security laws and regulations both domestically and internationally, including the evolving compliance and operational requirements for such laws and regulations, impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, which may distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors or consultants to comply with any applicable federal, state or similar foreign laws and regulations, contractual obligations or any other actual or asserted obligations relating to privacy, security, or the collection, use, transfer, or other processing of personal information could result in damage to our reputation, as well as claims, demands, proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties, judgments and other liabilities, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

If we commercialize our Nautilus VoyagerTM platform outside of the United States, our international business could expose us to business, tax, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
If we commercialize our Nautilus VoyagerTM platform outside of the United States, our international business may be adversely affected by changing economic, political and regulatory conditions in foreign countries, as well as changes resulting from new political administrations in the United States. Engaging in international business inherently involves a number of difficulties and risks, including:
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
In addition, if we commercialize our Nautilus Voyager platform outside of the United States, we may rely on distributors for sales of our Nautilus Voyager platform and related products. To do so we must attract distributors and maintain distributors to maximize the commercial opportunity for our platform. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our Nautilus Voyager platform and related products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth and our financial results will suffer.

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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of December 31, 2025, we had 130 employees. While in the first quarter of 2025 we implemented our workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus VoyagerTM platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.
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
We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our Nautilus VoyagerTM platform or future products, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of our management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.
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

Unfavorable U.S. or global economic conditions as a result of multiple global events, including global pandemics, geopolitical conflicts, such as the conflicts in Eastern Europe and the Middle East, changing tariff environments, potential trade wars and embargoes, changing interest rates, instability in the global financial markets, and general economic downturns, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
While the potential economic impact brought by multiple adverse global circumstances, such as the global pandemics, geopolitical conflicts such as the conflicts in Eastern Europe and the Middle East, potential uncertainty related to Taiwan and its relationship with China, changing tariff environments and potential for trade wars and embargoes, changing interest rates and general economic downturns, and related volatility in the global financial markets, are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, these events have resulted, and in the future may result, in disruptions in our supply chains or the supply chains of those entities providing services or products to us, restrictions in our ability to deploy our workforce in our own facilities, locally, nationally or internationally, restrictions on the operating capacity of the laboratories or research facilities of our customers, decreases in government funding of research and development, or changes to programs that provide funding to research laboratories that may have the impact of redirecting funding to other areas of research, or prolonging or delaying funding cycles, any of which could adversely impact our ability to manufacture and sell our products. Moreover, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus VoyagerTM platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus Voyager platform. Tariffs imposed upon products and materials used in manufacturing our products, or responsive tariffs imposed upon our exported products could impact our costs of manufacturing and ability to sell products in foreign countries, which could have a negative impact on our business. On February 20, 2026, the Supreme Court ruled against President Trump’s use of the International Emergency Economic Powers Act, or IEEPA, to impose tariffs on global trade partners. The case has been returned to the Court of International Trade for reconsideration in accordance with the Supreme Court ruling, and thus, the impact of this decision on previous tariffs is not yet clear. In addition, President Trump has already stated that he will impose new tariffs under different authorities including Section 122.
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2025, we had cash, cash equivalents and investments of $156.1 million, consisting of U.S. treasury securities, mutual funds, corporate debt securities, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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

If our research and development program or planned commercialization program were disrupted by a disaster or catastrophe, the launch of new products, including our Nautilus VoyagerTM platform, and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
Our research and development processes involve the controlled use of hazardous materials, including select chemicals that may be flammables, toxic or corrosives, as well as potential biohazard materials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. In addition, our Nautilus Voyager platform involves the use of a high-powered laser system, which could result in injury. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages and suspension of our operations.
Risks Related to Our Common Stock
An active trading market for our Common Stock may never develop or be sustained.
Prior to the Business Combination, there was no public trading market for Legacy Nautilus’ Common Stock. Although our Common Stock is listed on the Nasdaq Capital Market, the market for our shares has demonstrated varying levels of trading activity. If an active trading market does not develop, or develops but is not maintained, you may have difficulty selling any of our Common Stock due to the limited public float. We cannot predict the prices at which our Common Stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our Common Stock may fall. Accordingly, we cannot assure you of your ability to sell your shares of our Common Stock when desired or at prices at or above the price you paid for your shares or at all.
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
If we do not continue to satisfy the Nasdaq continued listing requirements, our Common Stock could be delisted from Nasdaq. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if our Common Stock is delisted.
We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, The Nasdaq Stock Market LLC (“Nasdaq”) will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.
A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees.
On May 1, 2025, we received a letter from the Listing Qualifications Staff (“Staff”) of Nasdaq indicating that, based upon the closing bid price of shares of our Common Stock for the 30 consecutive business day period between March 19, 2025, through April 30, 2025, we did not meet the Minimum Bid Price Requirement for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). On November 3, 2025, the Staff notified us that since the Company’s stock had achieved a closing bid price of greater than $1.00 for at least 10 consecutive business days, that we had regained compliance with the Nasdaq listing requirements. If the closing bid price of our Common Stock should fall below $1 for 30 consecutive business days in the future, we could again fail to meet the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market and face a risk of delisting.
Even though we have regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2025, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 68.8% of the outstanding shares of our Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
We will have broad discretion to use the net proceeds to us from our “at the market” equity offering program, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes and working capital, including for continued product development of our Nautilus VoyagerTM platform other research and development activities, and commercialization of our Nautilus Voyager platform, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the “at the market” equity offering program.
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
As a public company, we will continue to incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses may increase even more given we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we will continue to bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
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
Our U.S. federal and state net operating loss carryforwards, or NOLs, may be unavailable to offset future taxable income because of restrictions under U.S. federal and/or state law. U.S. federal NOLs that arose in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years. U.S. federal NOLs that arose in tax years beginning after December 31, 2017, may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs will be limited to 80% of our current year taxable income. State NOLs may be subject to similar or different limitations. As of December 31, 2025, we had U.S. federal NOLs of $203.7 million, of which $203.2 million do not expire, and state NOLs of $197.9 million that will begin to expire in 2037.
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
We are subject to tax laws, regulations, and policies of U.S. federal, state, and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. In addition, many countries and local jurisdictions and organizations such as the Organisation for Economic Co-operation and Development (the “OECD”) have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees and a proposed 15% global minimum tax (“Pillar 2”) that is being implemented by several countries and is being considered for implementation by others. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any new or changes to tax laws could adversely affect our future effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our future business, cash flows, results of operations or financial condition, including if we expand internationally.
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
We will be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be a non-accelerated filer as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of SOX.
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
We are a “smaller reporting company” within the meaning of the Securities Act, and the reduced disclosure requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.
Although we ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2025, we are still currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including, among others, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and not being required to furnish a stock performance graph in our annual report. Additionally, as a smaller reporting company, we are only required to provide two years of audited financial statements in our SEC reports. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.
If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.
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
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Head of IT, to manage the risk assessment and mitigation process.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for common stock
Our common stock has traded on the Nasdaq Capital Market since October 29, 2025, and previously traded on the Nasdaq Global Select Market, under the symbol “NAUT” from June 10, 2021 to October 28, 2025. Prior to June 10, 2021 and before completion of the Business Combination, the Class A ordinary shares of ARYA Sciences Acquisition Corp III traded on The Nasdaq Capital Market under the symbol “ARYA” and there was no public trading market for Legacy Nautilus’ equity.
Holders
As of February 19, 2026, there were 27 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information in this discussion and analysis contains forward-looking statements based upon current expectations that involve risk and uncertainties. Nautilus’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Nautilus,” “we,” “us,” “our” and other similar terms refer to the business and operations of Nautilus and its consolidated subsidiary.
Overview
We are a development stage life sciences company focused on creating a platform technology to quantify and unlock the complexity of the proteome. We were founded to address longstanding challenges in proteomics through the development of a new analysis method, Iterative Mapping, for the quantification of single, intact protein molecules at scale. Our mission is to transform the field of proteomics by broadening access to high-quality proteomic data and enabling fundamental advancements across human health and medicine. Iterative Mapping is designed to enable broad and deep characterization of the proteome while delivering high reproducibility through direct single-molecule counting. By repeatedly interrogating individual protein molecules and aggregating results across billions of measurements, Iterative Mapping generates digital protein counts that are intended to support consistent comparison across samples, experiments, and time. The Nautilus VoyagerTM platform is designed to implement the Iterative Mapping method. The Nautilus Voyager platform integrates nanofabricated protein arrays, affinity reagent probing, advanced optics and fluidics, and machine learning–based analysis into an end-to-end workflow inclusive of instrumentation, consumables, and software.
Since our incorporation in 2016, we have devoted substantially all of our resources to research and development activities, including with respect to our proteomics platform, or Nautilus Voyager platform, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. We do not have any products available for commercial sale, and we have not generated any revenue from our Nautilus platform or other sources since inception. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of our Nautilus platform, which we expect, if it ever occurs, will take a number of years. Our Nautilus Voyager platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis, is currently under development and will require significant additional research and development efforts, including extensive testing prior to commercialization. These efforts require significant amounts of additional capital and adequate personnel infrastructure. There can be no assurance that our research and development activities will be successfully completed, or that our Nautilus platform will be commercially viable.
In order to commercialize our Nautilus Voyager platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Voyager platform, instruments, and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our Nautilus Voyager platform, instruments, and consumables to support large-scale commercial production. In connection with our Nautilus platform, we intend to utilize approximately 300 unique multi-affinity reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Voyager platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There is no assurance that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market.
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We do intend to build a commercial infrastructure to support sales of our products. We expect to manage sales, marketing and distribution through both internal resources and third-party relationships. We anticipate commercializing our Nautilus Voyager platform in phases that began with research collaborations with leading biopharmaceutical companies, academic institutions, and research organizations exploring utility of pre-commercial versions of the platform. The next phases of our strategy involve a land-and-expand strategy in which we provide customers with access to the Iterative Mapping method on the Nautilus Voyager platform for an initial application, and over time, add additional applications in both targeted proteoform analysis and broadscale proteomics, which customers would access depending upon their specific proteomics needs. Initial customer access to the Nautilus Voyager platform is expected to be through our Early Access Program in which Nautilus will perform analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus Voyager platform. With data gained from our Early Access Program customers, we plan to leverage publications to drive awareness and customer demand and later sell instruments and reagents to select customers performing targeted proteoform and broadscale proteomics research.We announced the launch of our Iterative Mapping Early Access Program starting with target specific service offerings in January 2026 for the analysis of the microtubule-associated protein tau (or “Tau” for short), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Over time, we plan to extend this early access framework to include additional proteoforms in new disease areas like oncology and into a dual model that supports both targeted assays, and broadscale workflows, which are designed to offer broader proteome coverage. We do not anticipate that these early access activities will result in any material revenue. We expect to initiate our commercial launch in late 2026 by opening the Nautilus VoyagerTM platform for pre-orders, with instrument installations at customer sites beginning in early 2027. At launch, we expect general availability to include the Voyager instrument, our Tau proteoform assay, and a second proteoform assay. We anticipate general availability of Broadscale proteomics capabilities in the first half of 2027, as we continue expanding the platform’s assay portfolio. Our first generally available broadscale consumable kits are designed to deliver strong initial performance, with subsequent releases expected to further expand capabilities and enable the platform to meet or exceed our previously announced product specifications.
We intend to commercialize our Nautilus platform through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our stage of development, we currently have limited marketing, sales, commercial product distribution or service and support capabilities. We intend to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and potentially other countries and regions, including Asia-Pacific, as we execute on our phased commercial launch strategy for our Nautilus Voyager platform.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $103.4 million. As of the filing of this Annual Report on Form 10-K, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $59.0 million during the year ended December 31, 2025, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus Voyager platform. As of December 31, 2025, we had an accumulated deficit of $332.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•continue our research and development activities, including with respect to our Nautilus Voyager platform;
•conduct activities to develop and deliver service offerings and to establish and operate service laboratory operations;
•undertake activities to establish sales, marketing and distribution capabilities for our Nautilus Voyager platform;
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

We plan to continue to invest in our research and development efforts and to increase our investment in research and development efforts related to our product development. While we experienced certain cost-savings associated with our workforce reductions implemented in the first quarter of 2025, in the future, we continue to expect research and development expenses to increase in absolute dollars as we continue to advance our product development, hire additional personnel and retain existing personnel, purchase supplies and materials and allocate expense to our research and development facilities.
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
While we experienced certain cost-savings associated with our workforce reductions implemented in the first quarter of 2025, in the future, we expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities for our products and commercial activities supporting the growth of our business, including sales, marketing, service, support, and distribution infrastructure. We also anticipate that we will incur higher expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities). Other miscellaneous non-recurring expenses such as gains or losses on disposal of property and equipment are also included.
Results of Operations
Comparison of Fiscal Years Ended December 31, 2025 to December 31, 2024
The following table shows our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Operating expenses:
Research and development	$41,110	$50,477	$(9,367)	(19)%
General and administrative	25,727	30,999	(5,272)	(17)%
Total operating expenses	66,837	81,476	(14,639)	(18)%
Other income (expense):
Interest income	7,868	10,780	(2,912)	(27)%
Other expense	(32)	(84)	52	(62)%
Total other income	$7,836	$10,696	$(2,860)	(27)%
Net loss	$(59,001)	$(70,780)	$11,779	(17)%
Research and Development Expenses
Research and development expenses were $41.1 million for the year ended December 31, 2025, compared to $50.5 million for the year ended December 31, 2024, a decrease of $9.4 million, or 19%. The decrease was due to a $4.5 million decrease in laboratory supplies and equipment expense due to operating efficiencies, lower development-related costs, and continued focus on cost optimization. Also contributing to the decrease was a $2.4 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in the first quarter of 2025, a $1.9 million decrease in stock-based compensation expense, and a $0.7 million decrease in in-process research and development expense primarily resulting from an asset acquisition in the prior year. The decrease in stock-based compensation expense is driven by stock options granted at the time of the Merger becoming fully expensed in 2025 and lower expense associated with stock options granted since the Merger.

General and Administrative Expenses
General and administrative expenses were $25.7 million for the year ended December 31, 2025, compared to $31.0 million for the year ended December 31, 2024, a decrease of $5.3 million, or 17%. The decrease was primarily due to a $3.9 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense is driven by stock options granted at the time of the Merger becoming fully expensed in 2025 and lower expense associated with stock options granted since the Merger. Also contributing to the decrease was a $1.3 million decrease in professional services attributable to legal and consulting fees, primarily driven by professional services fees for the shelf registration statement filed in February 2024 and the resolution of the Standard Biotools legal matter. These decreases were partially offset by a $0.5 million increase in facilities expenses.
Other Income (Expense)
Other income (expense) was $7.8 million for the year ended December 31, 2025, compared to $10.7 million for the year ended December 31, 2024, a decrease of $2.9 million or 27%. The net decrease was primarily due to a $2.9 million decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $59.0 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $332.0 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of December 31, 2025, we had cash, cash equivalents, and investments of $156.1 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the year ended December 31, 2025, we did not sell any shares of common stock pursuant to the Sales Agreement.
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
We implemented workforce reduction in the first quarter of 2025. The cost-saving initiatives resulted in reductions to personnel-related expenses during the period.
However, we expect our expenses and capital requirements will continue to increase substantially in connection with our ongoing activities as we:
•continue our research and development activities, including with respect to our Nautilus VoyagerTM platform;
•conduct activities to develop and deliver service offerings and to establish and operate service laboratory operations;
•undertake activities to establish sales, marketing and distribution capabilities for our Nautilus Voyager platform;
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
Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our Nautilus Voyager platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings (including potential sales under the Sales Agreement), credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
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

Historical Cash Flows
For the Fiscal Years Ended December 31, 2025 and 2024
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(50,696)	$(59,145)
Net cash provided by investing activities	35,224	66,250
Net cash provided by financing activities	214	1,144
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,258)	$8,249
Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $50.7 million, resulting from our net loss of $59.0 million and a decrease in net changes in assets and liabilities aggregating $3.6 million. Net cash used in operating activities includes non-cash charges aggregating $11.9 million, which is driven by $6.8 million of stock-based compensation expense, $4.7 million amortization of operating lease right-of-use assets, and $1.8 million in depreciation expense. These non-cash charges were partially offset by $1.4 million in net accretion of discounts on securities.
During the year ended December 31, 2024, net cash used in operating activities was $59.1 million, resulting from our net loss of $70.8 million and a decrease in net changes in assets and liabilities aggregating $5.5 million. Net cash used in operating activities includes non-cash charges aggregating $17.1 million, which is driven by $12.7 million of stock-based compensation expense, $4.4 million of amortization of operating lease right-of-use assets, $2.1 million of depreciation expense, and $0.8 million in non-cash adjustments related to in-process research and development. These non-cash charges were partially offset by $2.8 million in net accretion of discounts on securities.
Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities was $35.2 million, resulting from $109.0 million in proceeds from the maturities of securities, partially offset by $72.5 million in purchases of securities, and $1.3 million in purchases of property and equipment.
During the year ended December 31, 2024, net cash provided by investing activities was $66.3 million, resulting from $155.4 million in proceeds from the maturities of securities, partially offset by $86.3 million in purchases of securities, $2.1 million in purchases of property and equipment, and $0.8 million in cash paid in connection with an asset acquisition.
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was comprised of $0.2 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
During the year ended December 31, 2024, net cash provided by financing activities was comprised of $1.1 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
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
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, related benefits and stock-based compensation expense for product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, acquired in-process research and development, and allocated expenses for technology and facilities.
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
Smaller Reporting Company Status
Previously, we were an emerging growth company as defined by the JOBS Act. The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a U.S. Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As of December 31, 2025, we ceased to be an emerging growth company.
We are currently still a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, as well as reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents and investments of $156.1 million as of December 31, 2025. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of December 31, 2025, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $1.1 million. Such change would only be realized if we sold the marketable securities prior to maturity.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nautilus Biotechnology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus Biotechnology, Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company has incurred net operating losses and negative cash flows from operations. Management's evaluation of the events and conditions related to this matter are also described in Note 1.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

External Research and Development Costs
As described in Note 2 to the consolidated financial statements, costs for research and development activities are expensed by the Company in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, related benefits and stock-based compensation expense for product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, acquired in-process research and development, and allocated expenses for technology and facilities. The Company's research and development expense for the year ended December 31, 2025 was $41.1 million, a portion of which relates to external research and development costs.
The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing external research and development costs on a sample basis by obtaining and inspecting source documents, such as the underlying agreements, purchase orders, invoices received, and information received from certain third party service providers, where applicable, and (ii) testing the allocation and classification of external research and development costs.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2026
We have served as the Company’s auditor since 2020.

Nautilus Biotechnology, Inc. Consolidated Balance Sheets At December 31, 2025 and 2024

(in thousands, except share and per share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,388	$27,646
Short-term investments	91,018	102,247
Prepaid expenses and other current assets	2,557	2,933
Total current assets	105,963	132,826
Property and equipment, net	3,457	4,076
Operating lease right-of-use assets	27,773	28,256
Long-term investments	52,739	76,405
Other long-term assets	1,180	1,180
Total assets	$191,112	$242,743
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$943	$987
Accrued expenses and other liabilities	3,177	2,548
Current portion of operating lease liability	3,832	4,097
Total current liabilities	7,952	7,632
Operating lease liability, net of current portion	26,187	26,381
Total liabilities	34,139	34,013

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of December 31, 2025 and 2024, respectively; 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 126,469,610 and 126,106,176 shares issued and outstanding as of December 31, 2025 and 2024, respectively	13	13
Additional paid-in capital	488,737	481,679
Accumulated other comprehensive income	243	57
Accumulated deficit	(332,020)	(273,019)
Total stockholders’ equity	156,973	208,730
Total liabilities and stockholders’ equity	$191,112	$242,743
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Operations Years Ended December 31, 2025 and 2024

(in thousands, except share and per share amounts)	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating expenses:
Research and development	$41,110	$50,477
General and administrative	25,727	30,999
Total operating expenses	66,837	81,476
Other income (expense):
Interest income	7,868	10,780
Other expense	(32)	(84)
Total other income	$7,836	$10,696
Net loss	$(59,001)	$(70,780)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,256,583	125,426,509
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Comprehensive Loss Years Ended December 31, 2025 and 2024

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Net loss	$(59,001)	$(70,780)
Other comprehensive income:
Unrealized gain on securities available-for-sale	186	312
Total other comprehensive income	186	312
Comprehensive loss	$(58,815)	$(70,468)
The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2023	125,068,601	$13	$467,834	$(255)	$(202,239)	$265,353
Issuance of common stock upon exercise of vested stock options	790,111	—	620	—	—	620
Issuance of common stock under employee stock purchase plan	247,464	—	524	—	—	524
Stock-based compensation expense	—	—	12,701	—	—	12,701
Other comprehensive income	—	—	—	312	—	312
Net loss	—	—	—	—	(70,780)	(70,780)
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730
Issuance of common stock upon exercise of vested stock options	112,085	—	58	—	—	58
Issuance of common stock under employee stock purchase plan	251,349	—	156	—	—	156
Stock-based compensation expense	—	—	6,844	—	—	6,844
Other comprehensive income	—	—	—	186	—	186
Net loss	—	—	—	—	(59,001)	(59,001)
Balances at December 31, 2025	126,469,610	$13	$488,737	$243	$(332,020)	$156,973

The accompanying notes are an integral part of these consolidated financial statements.

Nautilus Biotechnology, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2025 and 2024

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities
Net loss	$(59,001)	$(70,780)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	6,844	12,701
Amortization of operating lease right-of-use assets	4,712	4,378
Depreciation	1,753	2,059
In-process research and development	—	760
Amortization (accretion) of premiums (discounts) on securities, net	(1,420)	(2,804)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	544	666
Accounts payable	(69)	(578)
Accrued expenses and other liabilities	629	(1,397)
Operating lease liabilities	(4,688)	(4,150)
Net cash used in operating activities	(50,696)	(59,145)
Cash flows from investing activities
Proceeds from maturities of securities	108,991	155,410
Purchases of securities	(72,490)	(86,278)
Purchases of property and equipment	(1,277)	(2,122)
Cash paid in connection with asset acquisition	—	(760)
Net cash provided by investing activities	35,224	66,250
Cash flows from financing activities
Proceeds from exercise of stock options	58	620
Proceeds from issuance of common stock under employee stock purchase plan	156	524
Net cash provided by financing activities	214	1,144
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,258)	8,249

Cash, cash equivalents and restricted cash at beginning of period	28,648	20,399
Cash, cash equivalents and restricted cash at end of period	$13,390	$28,648

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$99	$74
Remeasurement of lease liabilities and right-of-use assets	$4,228	$—
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
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission. The accompanying financial statements are consolidated for the years ended December 31, 2025 and 2024 and include the accounts of Nautilus Biotechnology, Inc. and its wholly-owned subsidiary, Nautilus Subsidiary, Inc. All intercompany transactions and balances have been eliminated upon consolidation. The Company’s reporting currency is the U.S. dollar. Certain prior year amounts have been reclassified to conform to the current year presentation on the statements of cash flows and had no material impact.
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2025, the Company had an accumulated deficit of $332.0 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $103.4 million as of December 31, 2025. As of the date on which these consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s actual results and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. The Company will be required to seek additional equity or debt financing to fund future operations. Future liquidity and cash requirements will depend on numerous factors. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash balances maintained in excess of federal depository insurance limits and investments in marketable debt securities that are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash or investments. The Company relies, and expects to continue to rely, on a number of vendors to provide services, supplies and materials related to its research and development programs. The Company relies on single source suppliers for certain components and materials used in the Nautilus VoyagerTM platform. The loss of any of these single source suppliers would require the Company to expend significant time and effort to locate and qualify an alternative source of supply for these components. The Company also relies, and expects to continue to rely, on third-party manufacturers and, in many cases, single third-party manufacturers for the production of certain reagents and antibodies. These programs could be adversely affected by a significant interruption in these services or the availability of materials.
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
Inventory, net
Inventory is stated at the lower of cost or net realizable value. As of December 31, 2025, inventory balances were immaterial and primarily related to early manufacturing activities in advance of our Early Access Program.
Property and Equipment, net
Property and equipment, net, consisting primarily of laboratory equipment, computers, furniture and fixtures, and office equipment are recorded at cost. The Company utilizes the straight-line method of depreciation over the estimated useful lives of the assets:

Laboratory equipment	3 years to 7 years
Prototype equipment	3 years
Computer hardware	3 years to 5 years
Furniture and fixtures	3 years
Office equipment	3 years to 5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
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
Research and Development
Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, related benefits and stock-based compensation expense for product development personnel, laboratory supplies and equipment, depreciation and amortization, external costs of vendors engaged to conduct research and development activities, acquired in-process research and development, and allocated expenses for technology and facilities.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the years ended December 31, 2025 and 2024, unrealized gains and losses on marketable debt securities were included as a component of comprehensive loss.
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
Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for the Company for the fiscal year ending December 31, 2025. The Company adopted the ASU prospectively during the fiscal year ended December 31, 2025 and the related disclosure requirements are noted in Note 6, “Income Taxes.”
Recently Issued Accounting Pronouncements
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of December 31, 2025 and 2024:

(in thousands)		Gross Unrealized			Reported as:
December 31, 2025	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,528	$—	$—	$1,528	$1,528	$—	$—
U.S. treasury securities	90,066	208	—	90,274	—	49,489	40,785
Total Level 1	91,594	208	—	91,802	1,528	49,489	40,785
Level 2
Commercial paper	15,321	1	(1)	15,321	10,379	4,942	—
Corporate debt securities	1,668	1	—	1,669	—	1,669	—
Agency securities	46,838	46	(12)	46,872	—	34,918	11,954
Total Level 2	63,827	48	(13)	63,862	10,379	41,529	11,954
Total Level 1 and Level 2	$155,421	$256	$(13)	$155,664	$11,907	$91,018	$52,739

(in thousands)		Gross Unrealized			Reported as:
December 31, 2024	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$521	$—	$—	$521	$521	$—	$—
U.S. treasury securities	68,529	138	(111)	68,556	—	25,836	42,720
Total Level 1	69,050	138	(111)	69,077	521	25,836	42,720
Level 2
Commercial paper	30,881	3	(6)	30,878	26,924	3,954	—
Agency securities	106,109	210	(177)	106,142	—	72,457	33,685
Total Level 2	136,990	213	(183)	137,020	26,924	76,411	33,685
Total Level 1 and Level 2	$206,040	$351	$(294)	$206,097	$27,445	$102,247	$76,405

Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2025 are as follows:

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
December 31, 2025	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
U.S. treasury securities	$—	$998	$—	$2,999	$—	$3,997
Commercial paper	(1)	8,389	—	—	(1)	8,389
Agency securities	(7)	10,457	(5)	9,186	(12)	19,643
Total	$(8)	$19,844	$(5)	$12,185	$(13)	$32,029
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the years ended December 31, 2025 and 2024, and had no allowance for credit losses as of December 31, 2025 and 2024.
4.     Composition of Certain Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Laboratory equipment	$6,531	$6,469
Leasehold improvements	118	118
Computer hardware	542	484
Furniture, fixtures and office equipment	322	324
Prototype equipment	2,258	2,029
Construction in progress	1,807	1,186
	11,578	10,610
Less: Accumulated depreciation	(8,121)	(6,534)
Total	$3,457	$4,076
The Company recorded $1.7 million and $2.0 million of depreciation expense for the years ended December 31, 2025 and 2024, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Employee compensation	$2,514	$1,343
Accrued professional and consulting fees	259	219
Accrued research and development	221	468
Other	183	518
Total	$3,177	$2,548

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$12,388	$27,646
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$13,390	$28,648
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of December 31, 2025 and 2024.
5.     Common Stock
There were 126,469,610 shares issued and outstanding as of December 31, 2025.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	December 31, 2025	December 31, 2024
Shares available for grant under 2021 Equity Incentive Plan	29,341,567	23,784,439
Stock options issued and outstanding	17,270,870	16,634,775
Shares available for grant under 2021 Employee Stock Purchase Plan	5,518,072	4,508,360
Total shares of common stock reserved	52,130,509	44,927,574
6.     Income Taxes
The Company is liable for income taxes in the United States. For the years ended December 31, 2025 and 2024, the Company did not have any income for income tax purposes and therefore, no tax liability or expense has been recorded in these financial statements. The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax amount to the effective income tax amount for the year ended December 31, 2024:

(in thousands)	Year Ended December 31, 2024
Federal income tax at statutory rate	$(14,864)
State income tax, net of federal benefit	(4,816)
Equity-based Compensation	1,566
Tax credits generated in current year	(2,091)
Valuation allowance change	20,167
Other	38
Total	$—

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
(in thousands)	$	%
At US Federal Statutory Tax Rate	$(12,390)	21.0%
State Income Taxes, net of Federal Effect	—	—%
Change in Valuation Allowance	11,826	(20.0)%
Nontaxable or Nondeductible Items
Equity Compensation	652	(1.1)%
Other Nondeductible Items	23	—%
Tax Credits
R&D Credits	(139)	0.2%
Changes in Unrecognized Tax Benefits	28	(0.1)%
	$—	—%
The "One Big Beautiful Bill Act" (OBBBA) enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic Section 174 costs. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, the Company capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of OBBBA, the Company began deducting domestic Section 174 costs in 2025.
As of December 31, 2025, the Company had federal net operating loss carryforwards of $0.5 million that begin to expire in 2037 and federal net operating loss carryforwards of $203.2 million that arose after the 2017 tax year that will carryforward indefinitely and will be subject to the 80% of taxable income limitation. The Company has state net operating loss carryforwards of $197.9 million that will begin to expire in 2037.
As of December 31, 2025, the Company had research and development tax credit carryover of $9.6 million and $6.5 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2039. The California credits can be carried forward indefinitely.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of revenue since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets. The valuation allowance increased by $15.0 million during the year ended December 31, 2025. Management reevaluates the positive and negative evidence at each reporting period.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Depreciation and amortization	$5,927	$4,287
Capitalized research and development	11,878	23,844
Loss carryforwards	56,649	32,740
Lease liabilities	8,021	8,158
Tax credit carryforwards	11,748	11,526
Equity-based compensation	6,305	5,330
Other accruals and reserves	356	59
Total deferred tax assets	100,884	85,944
Valuation allowance for deferred tax assets	(93,398)	(78,381)
Total deferred tax assets, net of valuation allowance	$7,486	$7,563

Deferred tax liability
Right-of-use assets	(7,421)	(7,563)
Unrealized loss on investment	(65)	—
Net deferred tax assets (liability)	$—	$—
The Company began to file income tax returns in the United States in 2017. All tax years are open to examination.
A valuation allowance of $93.4 million and $78.4 million at December 31, 2025 and 2024, respectively, has been recognized to offset net deferred tax assets where realization of such net deferred tax assets is determined to be more likely than not to not be realized. The valuation allowance increased by $15.0 million in 2025 and increased by $20.2 million in 2024, which was primarily due to changes in our deferred tax asset balances. The increases in the valuation allowance in 2025 and 2024 was primarily due to the net operating loss and tax credit generation, capitalized research and development expense and stock-based compensation expense.
As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	Year Ended December 31,
(in thousands)	2025	2024
Beginning balance	$(78,381)	$(58,215)
Change charged to income tax expense	(15,082)	(20,166)
Change charge to OCI	65	—
Ending balance	$(93,398)	$(78,381)
The Company had an unrecognized tax benefit balance of $3.2 million and $3.1 million related to research and development credits and California net operating loss carryforward as of December 31, 2025 and 2024, respectively. No amount of unrecognized tax benefits as of December 31, 2025, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would be reduced to $0 by a full valuation allowance. Because the statute of limitations does not expire until after the net operating loss

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
and credit carryforwards are actually used, the statutes are still open on calendars years ending 2017 forward for federal and state purposes.
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$3,146	$2,365
Increase based on current year tax positions	484	838
Decrease for prior year tax positions	(421)	(57)
Ending balance	$3,209	$3,146
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
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2025, 29,341,567 and 5,518,072 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, participants are permitted to purchase shares of Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the 2021 ESPP) of up to 15% of their eligible compensation. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. The Company offers a six-month purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expected term (in years)	5.3 - 6.0	5.3 - 6.1
Expected volatility	97.5% - 103.9%	99.7% - 101.6%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	3.6% - 4.0%	3.4% - 4.6%
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
The following table summarizes option award activity during the year ended December 31, 2025:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	16,634,775	$3.57
Granted	3,659,200	$1.01
Exercised	(112,085)	$0.52
Forfeited	(2,911,020)	$2.59
Outstanding as of December 31, 2025	17,270,870	$3.22	6.9	$5,696
Options vested and expected to vest as of December 31, 2025	17,270,870	$3.22
Vested and exercisable at December 31, 2025	11,281,386	$4.00	5.9	$2,581
As of December 31, 2025, there was $7.7 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.2 years. The total intrinsic value of options exercised during the

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
years ended December 31, 2025 and 2024 was $0.1 million and $1.3 million, respectively. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024 was $0.82 and $2.16 per share, respectively.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options and ESPP included in the Company’s consolidated statements of operations:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Research and development	$2,690	$4,626
General and administrative	4,154	8,075
Total stock-based compensation expense	$6,844	$12,701
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2025 as the Company had not yet received the related goods or services. As of December 31, 2025, the Company had open purchase commitments for goods and services of $1.5 million, of which $1.4 million are expected to be received through the next 12 months.
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

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
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
In December 2021, the Company entered into another lease in San Carlos, California for nine years commencing in March 2023. The lease provided the Company the option to terminate the agreement without significant penalty after five years from the commencement date. At lease commencement, the Company concluded it was reasonably certain to exercise the early termination option and determined that the lease term was five years with total minimum lease payments of $7.2 million. The Company utilized $2.0 million from the landlord with an interest rate of 7% to finance its tenant improvements. The principal and interest payments are included in the payments used to measure the lease liability.
In December 2025, the Company revised expectations regarding future space requirements and concluded it was no longer reasonably certain the Company will exercise the early termination option. Based on this determination, the Company remeasured the lease to reflect an updated remaining lease term through October 2031, resulting in an increase to the lease liability and corresponding operating lease right-of-use (“ROU”) asset of approximately $4.2 million as of the remeasurement date. The revised measurement reflects the present value of the remaining fixed lease payments discounted using the Company’s updated incremental borrowing rate. No other significant assumptions were modified as part of the remeasurement.
San Diego Lease
In November 2022, the Company entered into a lease in San Diego, California for 39 months commencing in December 2022. Total non-cancellable payments under this lease aggregate $2.1 million through March 2026.
The components of lease costs which were included in operating expenses in the consolidated statements of operations were as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Fixed operating lease costs	$7,224	$7,233
Variable operating lease costs	3,411	2,904
Total lease costs	$10,635	$10,137
For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $7.2 million and $7.0 million, respectively.
As of December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 5.6 years and 9.0%, respectively.

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2025:

(in thousands)
Year Ended December 31,	Lease Obligations
2026	$6,264
2027	6,889
2028	6,540
2029	6,310
2030 and thereafter	12,230
Total future minimum lease payments	38,233
Less: Imputed interest	(8,214)
Total operating lease liabilities	$30,019
The Company has $1.0 million in cash-collateralized letters of credit with one financial institution in lieu of security deposits in connection with the San Carlos and San Diego lease agreement.
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024:

(in thousands, except share and per share data)	Year Ended December 31, 2025	Year Ended December 31, 2024
Numerator:
Net loss attributable to common stockholders	$(59,001)	$(70,780)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,256,583	125,426,509
Net loss per share attributable to common stockholders, basic and diluted:	$(0.47)	$(0.56)

Nautilus Biotechnology, Inc. Notes to Consolidated Financial Statements—(Continued)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Options to purchase common stock	17,270,870	16,634,775
Employee stock purchase plan	92,350	144,928
Total potentially dilutive common share equivalents	17,363,220	16,779,703
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses consolidated net loss in assessing operating decisions, allocating resources and evaluating financial performance. Consolidated net loss is used to monitor budget versus actual results. The Company identified the following significant segment expenses for its single reportable segment:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Significant segment expenses:
Payroll-related expenses	$30,981	$33,502
Professional services and laboratory expenses	11,910	17,716
Stock-based compensation expense	6,844	12,701
Facilities expenses	11,534	10,902
Other segment items (1)	5,568	6,655
Total operating expenses	66,837	81,476

Reconciliation to net loss:
Interest income	(7,868)	(10,780)
Other expense	32	84
Net loss	$59,001	$70,780

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Because we are a non-accelerated filer under the SEC rules, the Company’s independent registered public accounting firm is not required to issue such an attestation report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors of the Company. The full text of our Code of Business Conduct and Ethics is posted on our investors relations website at https://investors.nautilus.bio/. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.
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

10.17+
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

10.24+	Form of Nautilus Biotechnology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.25+	Nautilus Biotechnology, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-4/A filed with the SEC on April 26, 2021).
10.26
Sales Agreement, dated as of February 28, 2024, between Nautilus Biotechnology, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2024)

19.1	Nautilus Biotechnology, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sujal Patel	Chief Executive Officer, President and Director	February 26, 2026
Sujal Patel	(Principal Executive Officer)

/s/ Anna Mowry	Chief Financial Officer	February 26, 2026
Anna Mowry	(Principal Financial and Accounting Officer)

/s/ Melissa Epperly	Director	February 26, 2026
Melissa Epperly

/s/ Parag Mallick	Director	February 26, 2026
Parag Mallick

/s/ Matthew McIlwain	Director	February 26, 2026
Matthew McIlwain

/s/ Farzad Nazem	Director	February 26, 2026
Farzad Nazem

/s/ Matthew L. Posard	Director	February 26, 2026
Matthew L. Posard

/s/ Karen Akinsanya	Director	February 26, 2026
Karen Akinsanya