Form 10-Q
period 2026-03-31
Nautilus Biotechnology, Inc.
filed 2026-04-28
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 23, 2026, the registrant had 127,078,855 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations regarding the use of proceeds from the Business Combination (as defined in Part I, Item 1, Note 1, “Description of Business and Basis of Presentation,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q);
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
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of March 31, 2026 and December 31, 2025 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,626	$12,388
Short-term investments	81,243	91,018
Prepaid expenses and other current assets	2,963	2,557
Total current assets	98,832	105,963
Property and equipment, net	3,635	3,457
Operating lease right-of-use assets	26,631	27,773
Long-term investments	47,505	52,739
Other long-term assets	1,176	1,180
Total assets	$177,779	$191,112
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,186	$943
Accrued expenses and other liabilities	3,305	3,177
Current portion of operating lease liabilities	3,852	3,832
Total current liabilities	8,343	7,952
Operating lease liabilities, net of current portion	25,021	26,187
Total liabilities	33,364	34,139

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 127,070,480 and 126,469,610 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	491,210	488,737
Accumulated other comprehensive income (loss)	(91)	243
Accumulated deficit	(346,717)	(332,020)
Total stockholders’ equity	144,415	156,973
Total liabilities and stockholders’ equity	$177,779	$191,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Operating expenses:
Research and development	$9,707	$11,536
Selling, general and administrative	6,417	7,308
Total operating expenses	16,124	18,844
Other income (expense):
Interest income	1,442	2,231
Other expense	(15)	—
Total other income	$1,427	$2,231
Net loss	$(14,697)	$(16,613)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,634,782	126,144,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(14,697)	$(16,613)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(334)	132
Total other comprehensive income (loss)	(334)	132
Comprehensive loss	$(15,031)	$(16,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2026 and 2025 (Unaudited)

Three Months Ended March 31, 2026			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2025	126,469,610	$13	$488,737	$243	$(332,020)	$156,973
Issuance of common stock upon exercise of vested stock options	600,870	—	1,105	—	—	1,105
Stock-based compensation	—	—	1,368	—	—	1,368
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(14,697)	(14,697)
Balances at March 31, 2026	127,070,480	$13	$491,210	$(91)	$(346,717)	$144,415

Three Months Ended March 31, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730
Issuance of common stock upon exercise of vested stock options	42,293	—	18	—	—	18
Stock-based compensation	—	—	2,168	—	—	2,168
Other comprehensive income	—	—	—	132	—	132
Net loss	—	—	—	—	(16,613)	(16,613)
Balances at March 31, 2025	126,148,469	$13	$483,865	$189	$(289,632)	$194,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(14,697)	$(16,613)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,362	2,168
Amortization of operating lease right-of-use assets	1,142	1,160
Depreciation	334	465
Amortization (accretion) of premiums (discounts) on securities, net	(68)	(541)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(355)	167
Accounts payable	200	(131)
Accrued expenses and other liabilities	128	525
Operating lease liabilities	(1,146)	(1,137)
Net cash used in operating activities	(13,100)	(13,937)
Cash flows from investing activities
Proceeds from maturities of securities	25,805	26,630
Purchases of securities	(11,062)	(6,900)
Purchases of property and equipment	(510)	(219)
Net cash provided by investing activities	14,233	19,511
Cash flows from financing activities
Proceeds from exercise of stock options	1,105	18
Net cash provided by financing activities	1,105	18
Net increase in cash, cash equivalents and restricted cash	2,238	5,592

Cash, cash equivalents and restricted cash at beginning of period	13,390	28,648
Cash, cash equivalents and restricted cash at end of period	$15,628	$34,240

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$142	$59
The accompanying notes are an integral part of these condensed consolidated financial statements

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Description of Business and Basis of Presentation
Nautilus Biotechnology, Inc. (the “Company”) is a biotechnology company incorporated in 2016 with corporate headquarters in Seattle, Washington and research and development headquarters in San Carlos, California. Since the Company’s incorporation in 2016, the Company has devoted substantially all of its resources to research and development activities, including with respect to its proteomics platform, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital and providing selling, general and administrative support for these operations.
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. The interim financial results are not necessarily indicative of the results for a full year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 on file with the SEC. The Company’s reporting currency is the U.S. dollar.
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2026, the Company had an accumulated deficit of $346.7 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $95.9 million as of March 31, 2026. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. Future liquidity and cash requirements will depend on numerous factors. The Company will be required to seek additional equity or debt financing to fund future operations, and the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
The Company is subject to risks similar to those of pre-clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of negative global and national events and the need to obtain adequate additional financing to fund the development of its products. There can be no

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
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
Inventory, net
In 2026, in connection with the launch of our Early Access Program and other commercialization activities, we began capitalizing inventory costs. Inventory is stated at the lower of cost or net realizable value with cost determined using a standard cost system, which approximates actual costs. Standard costs are reviewed and updated periodically to ensure they remain representative of current production costs. Materials that may be utilized for either commercial or, alternatively, for research and development purposes, are classified as inventory. Amounts in inventory used for research and development purposes are charged to research and development expense when the item enters the research and development process and can no longer be used for commercial purposes. During the quarter ended March 31, 2026, $0.2 million was charged to research and development expense.
Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values. For the quarter ended March 31, 2026, the Company did not have any inventory reserves. As of March 31, 2026, the Company had inventory of $0.3 million recorded in prepaid expense and other current assets in the condensed consolidated balance sheets.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three months ended March 31, 2026 and 2025, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASU is effective for the Company for the fiscal year ending December 31, 2027 and for interim periods beginning after December 31, 2027. The Company does not anticipate adoption to have a material impact on its consolidated financial statements and related disclosures.
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of March 31, 2026 and December 31, 2025:

(in thousands)		Gross Unrealized			Reported as:
March 31, 2026	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$2,388	$—	$—	$2,388	$2,388	$—	$—
U.S. treasury securities	88,115	62	(105)	88,072	—	51,487	36,585
Total Level 1	90,503	62	(105)	90,460	2,388	51,487	36,585
Level 2
Commercial paper	16,746	—	(4)	16,742	11,752	4,990	—
Corporate debt securities	1,673	—	(1)	1,672	—	1,672	—
Agency securities	34,057	10	(53)	34,014	—	23,094	10,920
Total Level 2	52,476	10	(58)	52,428	11,752	29,756	10,920
Total Level 1 and Level 2	$142,979	$72	$(163)	$142,888	$14,140	$81,243	$47,505

(in thousands)		Gross Unrealized			Reported as:
December 31, 2025	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,528	$—	$—	$1,528	$1,528	$—	$—
U.S. treasury securities	90,066	208	—	90,274	—	49,489	40,785
Total Level 1	91,594	208	—	91,802	1,528	49,489	40,785
Level 2
Commercial paper	15,321	1	(1)	15,321	10,379	4,942	—
Corporate debt securities	1,668	1	—	1,669	—	1,669	—
Agency securities	46,838	46	(12)	46,872	—	34,918	11,954
Total Level 2	63,827	48	(13)	63,862	10,379	41,529	11,954
Total Level 1 and Level 2	$155,421	$256	$(13)	$155,664	$11,907	$91,018	$52,739
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2026 are as follows:

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
ㅤ

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
March 31, 2026	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$(105)	$48,570	$—	$—	$(105)	$48,570
Commercial paper	(4)	16,742	—	—	(4)	16,742
Corporate debt securities	(1)	1,672	—	—	(1)	1,672
Agency securities	(51)	22,615	(2)	1,481	(53)	24,096
Total	$(161)	$89,599	$(2)	$1,481	$(163)	$91,080
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three months ended March 31, 2026 and 2025, and had no allowance for credit losses as of March 31, 2026 and December 31, 2025.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Laboratory equipment	$6,593	$6,531
Leasehold improvements	118	118
Computer hardware	542	542
Furniture, fixtures and office equipment	322	322
Prototype equipment	2,323	2,258
Construction in progress	2,197	1,807
	12,095	11,578
Less: Accumulated depreciation	(8,460)	(8,121)
Total	$3,635	$3,457
The Company recorded depreciation expense of $0.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Employee compensation	$2,414	$2,514
Accrued research and development	337	221
Accrued professional and consulting fees	325	259
Other	229	183
Total	$3,305	$3,177

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$14,626	$12,388
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$15,628	$13,390
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of March 31, 2026 and December 31, 2025.
5.     Common Stock
There were 127,070,480 shares issued and outstanding as of March 31, 2026.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	March 31, 2026	December 31, 2025
Shares available for grant under 2021 Equity Incentive Plan	33,946,676	29,341,567
Stock options issued and outstanding	18,388,371	17,270,870
Shares available for grant under 2021 Employee Stock Purchase Plan	6,782,768	5,518,072
Total shares of common stock reserved	59,117,815	52,130,509
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2026 and 2025, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets. For three months ended March 31, 2026 and 2025, the effective tax rate was 0%, primarily due to a valuation allowance recorded against the net deferred tax asset balance.
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2026, 33,946,676 and 6,782,768 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
Under the 2021 ESPP, participants are permitted to purchase shares of Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the 2021 ESPP) of up to 15% of their eligible compensation. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. The Company offers a six month purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year in an amount equal to the least of (i)

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
3,734,500 shares of common stock, (ii) a number of shares of common stock equal to one percent (1%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2026, the number of shares available under the 2021 ESPP increased by 1,264,696 shares pursuant to this feature.
2021 Equity Incentive Plan
Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, non-employee directors and consultants. Options generally expire ten years after the date of grant. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year in an amount equal to the least of (i) 18,672,200 shares, (ii) a number of shares equal to five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2026, the number of shares available under the 2021 Plan increased by 6,323,480 shares pursuant to this feature.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.0	6.0
Expected volatility	81.8% - 82.0%	101.9% - 102.1%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	3.69% - 3.72%	3.97% - 4.03%
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
Expected volatility: We became a public company in 2021 following the Business Combination, and as such, the Company lacked company‑specific historical and implied volatility information to solely utilize its own data for purposes of establishing the volatility assumption for use in the Black-Scholes model. Therefore, we estimate our expected volatility of the Company’s common stock based on a mix of company-specific historical volatility and an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards. The Company will continue to apply this process until an adequate amount of historical information regarding the volatility of its own stock price becomes available.
Expected dividend yield: The expected dividend rate is zero as the Company has no history or expectation of declaring dividends on its common stock.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
The following table summarizes option award activity during the three months ended March 31, 2026:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	17,270,870	$3.22
Granted	1,875,200	$2.36
Exercised	(600,870)	$1.84
Forfeited	(156,829)	$1.51
Outstanding as of March 31, 2026	18,388,371	$3.19	7.1	$27,044
Options vested and expected to vest as of March 31, 2026	18,388,371	$3.19
Vested and exercisable at March 31, 2026	11,704,461	$3.93	6.1	$13,760
As of March 31, 2026, there was $9.3 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.6 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$522	$768
Selling, general and administrative	840	1,400
Total stock-based compensation expense	$1,362	$2,168
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2026 as the Company had not yet received the related goods or services. As of March 31, 2026, the Company had open purchase commitments for goods and services of $2.3 million, of which $2.2 million are expected to be received through the next 12 months.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2026:

Lease Obligations
(in thousands)
Nine months ending December 31, 2026	$4,486
2027	6,889
2028	6,540
2029	6,310
2030	6,495
2031 and thereafter	5,735
Total future minimum lease payments	36,455
Less: Imputed interest	(7,582)
Total operating lease liabilities	$28,873
For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $1.8 million and $1.8 million, respectively.
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss attributable to common stockholders	$(14,697)	$(16,613)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,634,782	126,144,240
Net loss per share attributable to common stockholders, basic and diluted:	$(0.12)	$(0.13)

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	18,388,371	18,118,170
Employee stock purchase plan	84,719	145,879
Total potentially dilutive common share equivalents	18,473,090	18,264,049
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses consolidated net loss in assessing operating decisions, allocating resources and evaluating financial performance. Consolidated net loss is used to monitor budget versus actual results. The Company identified the following significant segment expenses for its single reportable segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Significant segment expenses:
Payroll-related expenses	$7,683	$9,022
Professional services and laboratory expenses	3,178	3,189
Facilities expenses	2,617	3,013
Stock-based compensation expense	1,362	2,168
Other segment items (1)	1,284	1,452
Total operating expenses	$16,124	$18,844

Footnotes:
(1)
Other segment items for the Company’s single reportable segment include travel and entertainment, insurance, tax, expensed computer hardware and software, depreciation, and other miscellaneous expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Nautilus Biotechnology, Inc.’s (“Nautilus” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2025 and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Nautilus’ actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.
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
Since our incorporation in 2016, we have devoted substantially all of our resources to research and development activities, including with respect to our proteomics platform, or Nautilus Voyager platform, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing selling, general and administrative support for these operations. We do not have any products available for commercial sale, and we have not generated any revenue from our Nautilus Voyager platform or other sources since inception. Our ability to generate revenue sufficient to achieve profitability, if we ever do, would be expected to take a number of years, and will depend on the successful development and eventual commercialization of our Nautilus Voyager platform, if it ever occurs. Our Nautilus Voyager platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis, is currently under development and will require significant additional research and development efforts, including extensive testing prior to commercialization. These efforts require significant amounts of additional capital and adequate personnel infrastructure. There can be no assurance that our research and development activities will be successfully completed, or that our Nautilus Voyager platform will be commercially viable.

In order to commercialize our Nautilus VoyagerTM platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Voyager platform, instruments, and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our Nautilus Voyager platform, instruments, and consumables to support large-scale commercial production. In connection with our Nautilus Voyager platform, we intend to utilize approximately 300 unique multi-affinity reagents and various antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Voyager platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There is no assurance that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market.
We are in the early stages of establishing our commercial organization and distribution capabilities. During the three months ended March 31, 2026, we made our first sales hire as an initial step toward building an internal sales infrastructure, and we intend to continue expanding these capabilities to support the sales of our products. We anticipate commercializing our Nautilus Voyager platform in phases that began with research collaborations with leading biopharmaceutical companies, academic institutions, and research organizations exploring utility of pre-commercial versions of the platform. The next phases of our strategy involve a land-and-expand strategy in which we provide customers with access to the Iterative Mapping method on the Nautilus Voyager platform for an initial application, and over time, add additional applications in both targeted proteoform analysis and broadscale proteomics, which customers would access depending upon their specific proteomics needs. Initial customer access to the Nautilus Voyager platform is expected to be through our Early Access Program in which we will perform analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus Voyager platform. With data gained from our Early Access Program customers, we plan to leverage publications to drive awareness and customer demand and later sell instruments and reagents to select customers performing targeted proteoform and broadscale proteomics research.We announced the launch of our Iterative Mapping Early Access Program starting with target specific service offerings in January 2026 for the analysis of the microtubule-associated protein tau (or “Tau” for short), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Over time, we plan to extend this early access framework to include additional proteoforms in new disease areas like oncology and into a dual model that supports both targeted assays, and broadscale workflows, which are designed to offer broader proteome coverage. We do not anticipate that these early access activities will result in any material revenue. We expect to initiate our commercial launch in late 2026 by opening the Nautilus Voyager platform for pre-orders, with instrument installations at customer sites beginning in early 2027. At launch, we expect general availability to include the Voyager instrument, our Tau proteoform assay, and a second proteoform assay. We anticipate general availability of Broadscale proteomics capabilities in the first half of 2027, as we continue expanding the platform’s assay portfolio. Our first generally available broadscale consumable kits are designed to deliver strong initial performance, with subsequent releases expected to further expand capabilities and enable the platform to meet or exceed our previously announced product specifications.
We intend to commercialize our Nautilus Voyager platform through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our stage of development, we currently have limited marketing, sales, commercial product distribution or service and support capabilities. We intend to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and potentially other countries and regions, including Asia-Pacific, as we execute on our phased commercial launch strategy for our Nautilus Voyager platform.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $95.9 million. As of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $14.7 million during the three months ended March 31, 2026, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus VoyagerTM platform. As of March 31, 2026, we had an accumulated deficit of $346.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from selling, general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, recent and any potential future financial institution failures, geopolitical conflicts, such as the conflicts in Eastern Europe and the Middle East, and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including extreme weather conditions, economic uncertainty, increased tariffs, inflation, changing interest rates, any potential future financial institution failures, and geopolitical conflicts, such as the conflicts in Eastern Europe and the Middle East. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. We have, in the past, experienced some supply disruptions, including closures at certain chip manufacturers, which led to extended lead times for certain chips and lower availability of certain reagents. While certain of these disruptions have been resolved, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
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
To date, we have not generated any revenue and we may not generate any material revenue from the sale of products or from other sources in the near future.
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
We plan to continue to invest in our research and development efforts and to increase our investment in research and development efforts related to our product development. While we experienced certain cost savings associated with our workforce reductions implemented in the first quarter of 2025, in the future, we continue to expect research and development expenses to increase in absolute dollars as we continue to advance our product development, hire additional personnel and retain existing personnel, purchase supplies and materials and allocate expense to our research and development facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries, related benefits, and stock-based compensation expense for personnel in executive, operations, legal, human resources, finance, marketing, commercial, IT personnel and administrative functions, professional fees for legal, patent, consulting, accounting and audit services, directors and officers insurance, allocated expenses for technology and facilities, and marketing expenses. We expense selling, general and administrative expenses in the periods in which they are incurred.
While we experienced certain cost savings associated with our workforce reductions implemented in the first quarter of 2025, in the future, we expect that our selling, general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the growth in research and development activities and our planned commercial growth, including sales, marketing, service, support, and distribution infrastructure. We also anticipate that we will incur higher expenses related to accounting, audit, legal, regulatory, insurance, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and those of any national securities exchange on which our securities are traded, investor and public relations, and other administrative and professional services.
Other Income
Other income consists of interest income on our cash, cash equivalents and investments (including accretion and amortization of discounts and premiums on marketable debt securities). Other miscellaneous non-recurring expenses such as gains or losses on disposal of property and equipment are also included.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,		Change ($)	Change (%)
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$9,707	$11,536	$(1,829)	(16)%
Selling, general and administrative	6,417	7,308	(891)	(12)%
Total operating expenses	16,124	18,844	(2,720)	(14)%
Other income (expense):
Interest income	1,442	2,231	(789)	(35)%
Other expense	(15)	—	(15)	(100)%
Total other income	1,427	2,231	(804)	(36)%
Net loss	$(14,697)	$(16,613)	$1,916	(12)%

Research and Development Expenses
Research and development expenses were $9.7 million for the three months ended March 31, 2026, compared to $11.5 million for the three months ended March 31, 2025, a decrease of $1.8 million, or 16%. The decrease was due to a $1.0 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in the first quarter of 2025 and a $0.2 million decrease in facilities expense driven by decreases in maintenance costs for our leases. Also contributing to the decrease was a $0.2 million decrease in stock-based compensation expense and a $0.2 million decrease in laboratory and professional services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6.4 million for the three months ended March 31, 2026, compared to $7.3 million for the three months ended March 31, 2025, a decrease of $0.9 million, or 12%. The decrease was primarily due to a $0.6 million decrease in stock-based compensation driven by lower expense associated with stock options granted since the Merger. Also contributing to the decrease was a $0.3 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in the first quarter of 2025.
Other Income
Other income for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025. The change is attributable to the decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $14.7 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $346.7 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of March 31, 2026, we had cash, cash equivalents and investments of $143.4 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing selling, general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the three months ended March 31, 2026, we did not sell any shares of common stock pursuant to the Sales Agreement.
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
Funding Requirements
To date, we have not generated any revenue and we may not generate any material revenue from the sale of products or from other sources in the near future.
We implemented a workforce reduction in the first quarter of 2025. The cost-saving initiatives resulted in reductions to personnel-related expenses during fiscal year 2025.
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

Until such time as we can generate significant revenue from commercialization of our products, if ever, we will continue to require substantial additional capital to develop our Nautilus VoyagerTM platform and fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings (including potential sales under the Sales Agreement), credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, any potential future financial institution failures, geopolitical conflicts, such as the conflicts in Eastern Europe and the Middle East, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.
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
Historical Cash Flows
For the Three Months Ended March 31, 2026 and 2025
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(13,100)	$(13,937)
Net cash provided by investing activities	14,233	19,511
Net cash provided by financing activities	1,105	18
Net increase in cash, cash equivalents and restricted cash	$2,238	$5,592
Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $13.1 million, resulting from our net loss of $14.7 million and decrease in net changes in assets and liabilities aggregating $1.2 million. Net cash used in operating activities includes non-cash charges aggregating $2.8 million, which is driven by $1.4 million of stock-based compensation expense, $1.1 million of amortization of operating lease right-of-use assets, and $0.3 million of depreciation. These non-cash charges were partially offset by $0.1 million of net accretion of discounts on securities.
During the three months ended March 31, 2025, net cash used in operating activities was $13.9 million, resulting from our net loss of $16.6 million and decrease in net changes in assets and liabilities aggregating $0.6 million. Net cash used in operating activities includes non-cash charges aggregating $3.3 million, which is driven by $2.2 million of stock-based compensation expense, $1.2 million amortization of operating lease right-of-use assets, and $0.5 million of depreciation. These non-cash charges were partially offset by $0.5 million of net accretion of discounts on securities.
Investing Activities
During the three months ended March 31, 2026, net cash provided by investing activities was $14.2 million, resulting from $25.8 million in proceeds from the maturities of securities, partially offset by $11.1 million in purchases of securities and $0.5 million in purchases of property and equipment.

During the three months ended March 31, 2025, net cash provided by investing activities was $19.5 million, resulting from $26.6 million in proceeds from maturities of securities, partially offset by $6.9 million in purchases of securities and $0.2 million in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2026, cash provided by financing activities was comprised of $1.1 million of proceeds from the exercise of stock options.
During the three months ended March 31, 2025, cash provided by financing activities was comprised of immaterial proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited financial statements as of and for the years ended December 31, 2025 and 2024.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 2 “Significant Accounting Policies” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Smaller Reporting Company Status
We are currently a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, as well as reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
Our market risk exposure is primarily a result of fluctuations in interest rates and inflation. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We had cash, cash equivalents and investments of $143.4 million as of March 31, 2026. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of March 31, 2026, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $1.0 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated future commercialization of our Nautilus VoyagerTM platform, which includes our end-to-end solution comprised of instruments, consumables, and software analysis. We cannot be certain if we will ever generate revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $14.7 million and $16.6 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $346.7 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus Voyager platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
We anticipate commercializing our Nautilus VoyagerTM platform in phases that began with research collaborations with leading biopharmaceutical companies, academic institutions and research organizations exploring utility of pre-commercial versions of the platform. The next phases of our strategy involve a land-and-expand strategy in which we provide customers with access to the Iterative Mapping method on the Nautilus Voyager platform for an initial application, and over time, introduce additional applications in both targeted proteoform analysis and broadscale proteomics, which customers would access depending upon their specific needs. Initial customer access to the Nautilus Voyager platform is expected to be through our Early Access Program in which we will perform analysis and profiling of samples analyzed in our facility and shared via a cloud platform. We expect to work closely with early access collaborators to demonstrate the unique value proposition of our Nautilus Voyager platform. With data gained from our Early Access Program customers, we plan to leverage publications to drive awareness and customer demand and later sell instruments and reagents to select customers performing targeted proteoform and broadscale proteomics research. We announced the launch of our Iterative Mapping Early Access Program starting with target specific service offerings in January 2026 for the analysis of the microtubule-associated protein tau (or “Tau” for short), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Over time, we plan to extend this early access framework to include additional proteoforms in new disease areas like oncology and into a dual model that supports both targeted assays like Tau, and broadscale workflows, which are designed to offer broader proteome coverage. We do not anticipate that these early access activities will result in any material revenue. We expect to initiate our commercial launch in late 2026 by opening the Nautilus Voyager platform for pre-orders, with instrument installations at customer sites beginning in early 2027. At launch, we expect general availability to include the Voyager instrument, our Tau proteoform assay, and a second proteoform assay. We anticipate general availability of Broadscale proteomics capabilities in the first half of 2027, as we continue expanding the platform’s assay portfolio. Our first generally available broadscale consumable kits are designed to deliver strong initial performance, with subsequent releases expected to further expand capabilities and enable the platform to meet or exceed our previously announced product specifications.
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
As noted above, establishing collaborations and partnerships with large pharmaceutical and biotechnology companies and with major research institutions is a material element of our commercialization strategy. While early collaborations have focused, and are expected to continue to focus on the assessment and validation of our Nautilus Voyager platform with a focus in part on publication of results in peer-reviewed scientific journals, we also intend to pursue additional, potentially revenue-generating collaborations in areas of biological interest. Among other examples, we may pursue collaborations relating to the development and commercialization of therapeutic product candidates targeting proteins identified by our Nautilus VoyagerTM platform.
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
Specific, material factors that will influence our ability to achieve market acceptance include the following:
•the ability of our marketing and engagement initiatives to increase awareness of the capabilities of our Nautilus Voyager platform;
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

•the prices at which we will be able to sell our Nautilus VoyagerTM platform;
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
We are only beginning to establish an internal organization focused specifically on the commercialization of our Nautilus Voyager platform. Our initial hiring has focused on senior commercial leadership, and although this leadership has considerable industry experience, in order to achieve substantial revenue growth and profitability, we will be required to develop sales, marketing, distribution, customer service, and customer support capabilities. Staffing of these functions will frequently require individuals with the requisite technical and scientific expertise to establish and support sales of a sophisticated and complex platform for life sciences experimentation. We will be required to expend substantial financial resources to hire personnel and develop our commercial operations prior to commercial launch of our Nautilus Voyager platform. Accordingly, these initiatives will adversely affect our operating expenses prior to us having material off-setting revenue, if any.

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
In addition to our internal organization, we may seek to enlist one or more third parties to assist with sales, distribution, and customer service and support globally or in certain regions of the world. In certain markets, we could seek to establish partnerships with larger market participants to provide access to their distribution channels and which could also involve scientific or technological collaboration. There is no guarantee, if we do seek to enter into any of these arrangements, that we will be successful in attracting desirable partners or that we will be able to enter into such arrangements on commercially favorable terms. If our commercialization efforts, or those of any third-party partners, are not successful, our Nautilus VoyagerTM platform may not gain market acceptance, which could materially impact our business and results of operations.
The size of the markets for our Nautilus VoyagerTM platform may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
The market for proteomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including our Nautilus Voyager platform. Our estimates of the total addressable market for our current and future products, including with respect to the proteomics market, the diagnostic market, and the mass spectrometry market, are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics market, the proteomics market may develop more slowly or differently. In addition, our Nautilus Voyager platform may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.
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
•geopolitical conflicts, such as the conflicts in Eastern Europe and the Middle East, any potential future financial institution failures, and other national and global events on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

•financing capital expenditures and selling, general and administrative expenses.
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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. We filed (i) on February 28, 2024, a shelf registration statement on Form S-3 with the SEC that became effective on March 6, 2024 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on March 6, 2024, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, global geopolitical conflicts, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The life sciences industry is highly competitive, and companies in this industry routinely engage in litigation and governmental proceedings to enforce and defend the intellectual property rights that they believe they possess. We may become involved in litigation or governmental and/or administrative proceedings to enforce or defend our intellectual property rights. Additionally, we have and may continue to become involved in litigation and/or governmental or administrative proceedings to defend ourselves from claims that our products or services infringe the intellectual property rights of others, or to challenge the claimed intellectual property rights of others where we believe they may not be entitled to such rights. Such litigation and governmental proceedings are inherently unpredictable and costly, and can require significant time and attention of management. In addition to the costs and distraction of litigation, if we are unsuccessful in enforcing our intellectual property rights, or in defending our intellectual property rights from challenges of others, which could result in our loss of our ability to exclude others from practicing aspects of our technology which could lead to greater competition for our products and services. Additionally, if we are unable to successfully defend ourselves from claims that we infringe the intellectual property rights of others and are unable to develop non-infringing alternative approaches for our products and services, we may be required to pay significant damages and ongoing royalties, or we may be prohibited from selling our products and services. Our success depends upon our ability to successfully enforce and defend our own intellectual property rights, and to defend ourselves from claims that we infringe the intellectual property rights of others.
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
We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k) application, and some of the requirements of the FDA’s Quality System Regulation (the “QSR”), which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. The FDA’s new Quality Management System Regulation (“QMSR”), effective February 2, 2026, which incorporates by reference certain requirements under ISO 13485.
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
In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which provides for certain privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide certain disclosures to California consumers and provide such consumers with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, Iowa, Maryland, Minnesota, New Hampshire, Nebraska and New Jersey have enacted similar laws that took effect in 2025; Indiana, Rhode Island and Kentucky have enacted similar laws that have taken effect in 2026; and Alabama and Oklahoma have enacted similar laws that take effect in 2027.
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
While we have implemented policies and contractual safeguards designed to address compliance with U.S. and foreign privacy laws and data transfer regulations, the complex and evolving landscape of privacy and data security laws and regulations both domestically and internationally, including the evolving compliance and operational requirements for such laws and regulations, impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, which may distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors or consultants to comply with any applicable federal, state or similar foreign laws and regulations, contractual obligations or any other actual or asserted obligations relating to privacy, security, or the collection, use, transfer, or other processing of personal information could result in damage to our reputation, as well as claims, demands, proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties, judgments and other liabilities, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

In addition, if we commercialize our Nautilus VoyagerTM platform outside of the United States, we may rely on distributors for sales of our Nautilus Voyager platform and related products. To do so we must attract distributors and maintain distributors to maximize the commercial opportunity for our platform. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our Nautilus Voyager platform and related products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth and our financial results will suffer.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of March 31, 2026, we had 127 employees. While in the first quarter of 2025 we implemented our workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus VoyagerTM platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.

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
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2026, we had cash, cash equivalents and investments of $143.4 million, consisting of U.S. treasury securities, mutual funds, corporate debt securities, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
As of March 31, 2026, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned a substantial portion of the outstanding shares of our Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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
In addition, regulations and standards relating to corporate governance and public disclosure, including the SOX, and the related rules and regulations implemented by the SEC and The Nasdaq Stock Market LLC, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased selling, general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
Our U.S. federal and state net operating loss carryforwards (“NOLs”), may be unavailable to offset future taxable income because of restrictions under U.S. federal and/or state law. U.S. federal NOLs that arose in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs will be limited to 80% of our current year taxable income. State NOLs may be subject to similar or different limitations. As of December 31, 2025, we had U.S. federal NOLs of $203.7 million, of which $203.2 million do not expire, and state NOLs of $197.9 million that will begin to expire in 2037.
In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in our ownership. A Code Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a Code Section 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs and other tax attributes. Any limitation on using NOLs could, depending on the extent of such limitations and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such taxable income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
Changes in tax laws could have a material adverse effect on our future business, cash flows, results of operations or financial condition.
We are subject to tax laws, regulations, and policies of U.S. federal, state and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. In addition, many countries and local jurisdictions and organizations such as the Organisation for Economic Co-operation and Development (the “OECD”) have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees and a proposed 15% global minimum tax (“Pillar 2”) that is being implemented by several countries and is being considered for implementation by others. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that exempts electing U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any new tax laws or changes to existing tax laws could adversely affect our future effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our future business, cash flows, results of operations or financial condition, including if we expand internationally.

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
We will be required to disclose material changes made in our internal controls over financial reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be a non-accelerated filer as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of SOX.
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
Although we ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2025, we are currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including, among others, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and not being required to furnish a stock performance graph in our annual report. Additionally, as a smaller reporting company, we are only required to provide two years of audited financial statements in our SEC reports. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: April 28, 2026	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2026	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)