Form 10-Q
period 2026-06-30
Nautilus Biotechnology, Inc.
filed 2026-07-28
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 24, 2026, the registrant had 127,255,223 shares of common stock, $0.0001 par value per share, outstanding.

NAUTILUS BIOTECHNOLOGY, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:
•our dependence on the success of our proteomics platform (the “Nautilus VoyagerTM platform”), which remains in the development stage and subject to scientific and technical validation;
•our expectations regarding the timing and progress of the development of the Nautilus Voyager platform (including our broadscale assay) and any commercialization timelines;
•our expectations regarding the functionality of the Nautilus Voyager platform, including our plans to expand our proteoform portfolio and develop our broadscale assay;
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
•our ability to successfully implement our phased commercial launch plan for different applications of our Nautilus Voyager platform;
•the implementation of our business model and strategic plans for the Nautilus Voyager platform in both targeted proteoform and broadscale proteomics analysis;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of June 30, 2026 and December 31, 2025 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$13,166	$12,388
Short-term investments	70,865	91,018
Prepaid expenses and other current assets	3,595	2,557
Total current assets	87,626	105,963
Property and equipment, net	3,999	3,457
Operating lease right-of-use assets	25,619	27,773
Long-term investments	45,155	52,739
Other long-term assets	1,177	1,180
Total assets	$163,576	$191,112
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,095	$943
Accrued expenses and other liabilities	3,553	3,177
Current portion of operating lease liabilities	3,991	3,832
Total current liabilities	8,639	7,952
Operating lease liabilities, net of current portion	23,825	26,187
Total liabilities	32,464	34,139

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 127,224,640 and 126,469,610 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	492,616	488,737
Accumulated other comprehensive income (loss)	(331)	243
Accumulated deficit	(361,186)	(332,020)
Total stockholders’ equity	131,112	156,973
Total liabilities and stockholders’ equity	$163,576	$191,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenue:
Grant revenue	$180	$—	$180	$—
Service revenue	10	—	10	—
Total revenue	190	—	190	—
Cost of revenue:
Cost of service revenue	15	—	15	—
Total cost of revenue	15	—	15	—

Operating expenses:
Research and development	9,613	10,394	19,320	21,930
Selling, general and administrative	6,325	6,703	12,742	14,011
Total operating expenses	15,938	17,097	32,062	35,941
Other income (expense):
Interest income	1,307	2,080	2,749	4,311
Other expense	(13)	(16)	(28)	(16)
Total other income	$1,294	$2,064	$2,721	$4,295
Net loss	$(14,469)	$(15,033)	$(29,166)	$(31,646)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.12)	$(0.23)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,135,738	126,204,632	126,886,646	126,174,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(14,469)	$(15,033)	$(29,166)	$(31,646)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(240)	(112)	(574)	20
Total other comprehensive income (loss)	(240)	(112)	(574)	20
Comprehensive loss	$(14,709)	$(15,145)	$(29,740)	$(31,626)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

Three Months Ended June 30, 2026			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at March 31, 2026	127,070,480	$13	$491,210	$(91)	$(346,717)	$144,415
Issuance of common stock upon exercise of vested stock options	69,374	—	102	—	—	102
Issuance of common stock under employee stock purchase plan	84,786	—	142	—	—	142
Stock-based compensation expense	—	—	1,162	—	—	1,162
Other comprehensive loss	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	(14,469)	(14,469)
Balances at June 30, 2026	127,224,640	$13	$492,616	$(331)	$(361,186)	$131,112

Three Months Ended June 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at March 31, 2025	126,148,469	$13	$483,865	$189	$(289,632)	$194,435
Issuance of common stock upon exercise of vested stock options	18,140	—	8	—	—	8
Issuance of common stock under employee stock purchase plan	138,513	—	87	—	—	87
Stock-based compensation expense	—	—	1,709	—	—	1,709
Other comprehensive loss	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	(15,033)	(15,033)
Balances at June 30, 2025	126,305,122	$13	$485,669	$77	$(304,665)	$181,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

Six Months Ended June 30, 2026			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2025	126,469,610	$13	$488,737	$243	$(332,020)	$156,973
Issuance of common stock upon exercise of vested stock options	670,244	—	1,207	—	—	1,207
Issuance of common stock under employee stock purchase plan	84,786	—	142	—	—	142
Stock-based compensation expense	—	—	2,530	—	—	2,530
Other comprehensive loss	—	—	—	(574)	—	(574)
Net loss	—	—	—	—	(29,166)	(29,166)
Balances at June 30, 2026	127,224,640	$13	$492,616	$(331)	$(361,186)	$131,112

Six Months Ended June 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730
Issuance of common stock upon exercise of vested stock options	60,433	—	26	—	—	26
Issuance of common stock under employee stock purchase plan	138,513	—	87	—	—	87
Stock-based compensation expense	—	—	3,877	—	—	3,877
Other comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(31,646)	(31,646)
Balances at June 30, 2025	126,305,122	$13	$485,669	$77	$(304,665)	$181,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(29,166)	$(31,646)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,520	3,877
Amortization of operating lease right-of-use assets	2,154	2,336
Depreciation	606	922
Amortization (accretion) of premiums (discounts) on securities, net	(56)	(980)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(953)	160
Accounts payable	(104)	(51)
Accrued expenses and other liabilities	376	390
Operating lease liabilities	(2,203)	(2,295)
Net cash used in operating activities	(26,826)	(27,287)
Cash flows from investing activities
Proceeds from maturities of securities	55,715	45,878
Purchases of securities	(28,496)	(11,278)
Purchases of property and equipment	(964)	(615)
Net cash provided by investing activities	26,255	33,985
Cash flows from financing activities
Proceeds from exercise of stock options	1,207	26
Proceeds from issuance of common stock under employee stock purchase plan	142	87
Net cash provided by financing activities	1,349	113
Net increase in cash, cash equivalents and restricted cash	778	6,811

Cash, cash equivalents and restricted cash at beginning of period	13,390	28,648
Cash, cash equivalents and restricted cash at end of period	$14,168	$35,459

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable	$355	$112
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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of June 30, 2026, the Company had an accumulated deficit of $361.2 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and short-term investments of $84.0 million as of June 30, 2026. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. Future liquidity and cash requirements will depend on numerous factors. The Company will be required to seek additional equity or debt financing to fund future operations, and the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
Revenue Recognition
The Company’s service revenue is derived from the generation and analysis of proteomic data for our Iterative Mapping Early Access Program (“Early Access Program”) customers.
The Company recognizes revenue when control of the promised services is transferred to its customers, in an amount that reflects the consideration expected to be received in exchange for those services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of the service to the customer, meaning the customer has the ability to use and obtain the benefit of the service.
The Company’s service revenue consists of service fees for the generation and analysis of proteomic data for our Early Access Program customers. The Company generally has one performance obligation for the generation and delivery of proteomic data to the customer. Revenue from services is recognized once the results are delivered to the customer, which is when the customer obtains benefit of the service. Customers are invoiced generally upon delivery of services, and payment is typically due within 30 days.
Grant Revenue
The Company’s activities related to the grant awarded from The Michael J. Fox Foundation (“MJFF”) commenced in the second quarter of 2026. The Company recognizes grant revenue as qualifying costs are incurred and the donor-imposed conditions are substantially met under Accounting Standards Codification 958-605.
Amounts received in advance of satisfying the underlying conditions are recorded as grant liabilities within other current liabilities, or within other long-term liabilities if settlement is expected beyond 12 months. Cash receipts from grants are classified as operating activities in the condensed consolidated statements of cash flows. Expenses incurred in connection with this grant arrangement are recognized as research and development expense in the condensed consolidated statement of operations.
Grant revenue, and the related research and development costs incurred, were $0.2 million for the three and six months ended June 30, 2026. The Company received the first payment of $0.4 million from MJFF in the second quarter of 2026, which was recorded as a grant liability in accrued expenses and other liabilities in the condensed consolidated balance sheets. Of the $0.4 million received, $0.2 million was recognized as grant revenue as qualifying costs were incurred during the six months ended June 30, 2026, and $0.2 million remained recorded as a grant liability as of June 30, 2026.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity of three months or less as of the date of acquisition to be cash equivalents.
Accounts Receivable and Allowance for Expected Credit Losses
Following the commencement of sales under the Early Access Program in the second quarter of 2026, the Company began recording accounts receivable, net.
Accounts receivable consists of amounts due from customers for the sales of services, net of any allowance for expected credit losses. As of June 30, 2026, the Company had accounts receivable balances of less than $0.1 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The Company’s allowance for expected credit losses on receivables is estimated based on an evaluation of historical experience (once available), current aging of receivables, the financial condition of customers, and forward-looking economic conditions. Accounts receivable balances are written off against the allowance when they are deemed uncollectible, at which point collection efforts are discontinued. Management evaluated the Company's outstanding accounts receivable as of June 30, 2026, and concluded that no allowance for expected credit losses was required, as the balances were deemed fully collectible. There were no write-offs of uncollectible accounts during the three and six months ended June 30, 2026.
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
Inventory, net
In 2026, in connection with the launch of our Early Access Program and other commercialization activities, we began capitalizing inventory costs. Inventory is stated at the lower of cost or net realizable value with cost determined using a standard cost system, which approximates actual costs determined on the first-in first-out basis. Standard costs are reviewed and updated periodically to ensure they remain representative of current production costs. Materials that may be utilized for either commercial or, alternatively, for research and development purposes, are classified as inventory, specifically as raw materials and supplies. Amounts in inventory used for research and development purposes are charged to research and development expense when the item enters the research and development process and can no longer be used for commercial purposes. During the six months ended June 30, 2026, $0.5 million was charged to research and development expense.
Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values. For the quarter ended June 30, 2026, the Company did not have any inventory reserves. As of June 30, 2026, the Company had inventory of $0.6 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and six months ended June 30, 2026 and 2025, net unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of June 30, 2026 and December 31, 2025:

(in thousands)		Gross Unrealized			Reported as:
June 30, 2026	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$697	$—	$—	$697	$697	$—	$—
U.S. treasury securities	87,530	10	(253)	87,287	—	52,031	35,256
Total Level 1	88,227	10	(253)	87,984	697	52,031	35,256
Level 2
Commercial paper	13,960	—	(2)	13,958	11,978	1,980	—
Corporate debt securities	1,679	—	(1)	1,678	—	1,678	—
Agency securities	25,160	—	(85)	25,075	—	15,176	9,899
Total Level 2	40,799	—	(88)	40,711	11,978	18,834	9,899
Total Level 1 and Level 2	$129,026	$10	$(341)	$128,695	$12,675	$70,865	$45,155

(in thousands)		Gross Unrealized			Reported as:
December 31, 2025	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,528	$—	$—	$1,528	$1,528	$—	$—
U.S. treasury securities	90,066	208	—	90,274	—	49,489	40,785
Total Level 1	91,594	208	—	91,802	1,528	49,489	40,785
Level 2
Commercial paper	15,321	1	(1)	15,321	10,379	4,942	—
Corporate debt securities	1,668	1	—	1,669	—	1,669	—
Agency securities	46,838	46	(12)	46,872	—	34,918	11,954
Total Level 2	63,827	48	(13)	63,862	10,379	41,529	11,954
Total Level 1 and Level 2	$155,421	$256	$(13)	$155,664	$11,907	$91,018	$52,739

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2026 are as follows:
ㅤ

(in thousands)	Securities in Unrealized Loss Position Less than 12 months		Securities in Unrealized Loss Position Greater than 12 months		Total
June 30, 2026	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value

U.S. treasury securities	$(253)	$69,867	$—	$—	$(253)	$69,867
Commercial paper	(2)	13,958	—	—	(2)	13,958
Corporate debt securities	(1)	1,678	—	—	(1)	1,678
Agency securities	(84)	21,584	(1)	1,492	(85)	23,076
Total	$(340)	$107,087	$(1)	$1,492	$(341)	$108,579
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three and six months ended June 30, 2026 and 2025, and had no allowance for credit losses as of June 30, 2026 and December 31, 2025.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Laboratory equipment	$6,647	$6,531
Leasehold improvements	117	118
Computer hardware	542	542
Furniture, fixtures and office equipment	322	322
Prototype equipment	2,326	2,258
Construction in progress	2,759	1,807
	12,713	11,578
Less: Accumulated depreciation	(8,714)	(8,121)
Total	$3,999	$3,457
The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2026, and $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively, which was primarily allocated to research and development expense.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Employee compensation	$1,992	$2,514
Accrued research and development	703	221
Accrued professional and consulting fees	398	259
Grant liabilities	224	—
Other	236	183
Total	$3,553	$3,177
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$13,166	$12,388
Restricted cash included in other long-term assets (Note 8)	1,002	1,002
Total	$14,168	$13,390
Other long-term assets consisted of $1.0 million of restricted cash and $0.2 million of deposits as of June 30, 2026 and December 31, 2025.
5.     Common Stock
There were 127,224,640 shares issued and outstanding as of June 30, 2026.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	June 30, 2026	December 31, 2025
Shares available for grant under 2021 Equity Incentive Plan	32,974,336	29,341,567
Stock options issued and outstanding	19,291,337	17,270,870
Shares available for grant under 2021 Employee Stock Purchase Plan	6,697,982	5,518,072
Total shares of common stock reserved	58,963,655	52,130,509
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and six months ended June 30, 2026 and 2025, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets. For three and six months ended June 30, 2026 and 2025, the effective tax rate was 0%, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2026, 32,974,336 and 6,697,982 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.3 - 6.1	5.3 - 6.0	5.3 - 6.1	5.3 - 6.0
Expected volatility	75.5% - 80.7%	97.5% - 103.0%	75.5% - 82.0%	97.5% - 103.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.91% - 4.29%	3.90% - 4.04%	3.69% - 4.29%	3.90% - 4.04%

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
The following table summarizes option award activity during the six months ended June 30, 2026:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	17,270,870	$3.22
Granted	3,614,000	$2.37
Exercised	(670,244)	$1.80
Forfeited	(923,289)	$2.97
Outstanding as of June 30, 2026	19,291,337	$3.12	7.1	$4,701
Options vested and expected to vest as of June 30, 2026	19,291,337	$3.12
Vested and exercisable at June 30, 2026	12,308,094	$3.74	6.0	$2,986
As of June 30, 2026, there was $10.1 million of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.8 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$459	$686	$982	$1,454
Selling, general and administrative	699	1,023	1,538	2,423
Total stock-based compensation expense	$1,158	$1,709	$2,520	$3,877
Stock-based compensation expense included within cost of service revenue was not material for the three and six months ended June 30, 2026.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2026 as the Company had not yet received the related goods or services. As of June 30, 2026, the Company had open purchase commitments for goods and services of $3.2 million, of which $3.0 million are expected to be received through the next 12 months.
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, San Carlos, California, and San Diego, California. The Company's operating lease in San Diego expired during the six months ended June 30, 2026, and was replaced by a new lease that qualifies for the short-term lease exemption under ASC 842, and therefore is not recorded on the condensed consolidated balance sheet as of June 30, 2026. The letter of credit associated with the prior San Diego lease was released in the third quarter of 2026.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2026:

Lease Obligations
(in thousands)
Six months ending December 31, 2026	$2,814
2027	6,889
2028	6,540
2029	6,310
2030	6,495
2031 and thereafter	5,735
Total future minimum lease payments	34,783
Less: Imputed interest	(6,967)
Total operating lease liabilities	$27,816
For the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $3.5 million and $3.6 million, respectively.
The Company has $1.0 million in cash-collateralized letters of credit with one financial institution in lieu of security deposits in connection with the San Carlos and San Diego lease agreements.
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnifications will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
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
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(14,469)	$(15,033)	$(29,166)	$(31,646)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,135,738	126,204,632	126,886,646	126,174,603
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.12)	$(0.23)	$(0.25)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Six Months Ended June 30,
	2026	2025
Options to purchase common stock	19,291,337	18,996,250
Employee stock purchase plan	87,375	122,653
Total potentially dilutive common share equivalents	19,378,712	19,118,903

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses consolidated net loss in assessing operating decisions, allocating resources and evaluating financial performance. Consolidated net loss is used to monitor budget versus actual results. The Company included a summary of the segment net loss, including significant segment expenses for its single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$190	$—	$190	$—
Cost of service revenue	15	—	15	—
Operating expenses:
Salaries and related benefits	7,573	7,946	15,256	16,969
Professional services and laboratory expenses	3,338	3,240	6,516	6,429
Facilities expenses	2,550	2,827	5,167	5,839
Stock-based compensation expense	1,158	1,709	2,520	3,877
Other segment items (1)	1,319	1,375	2,603	2,827
Total operating expenses	15,938	17,097	32,062	35,941

Reconciliation to net loss:
Interest income	1,307	2,080	2,749	4,311
Other expense	(13)	(16)	(28)	(16)
Net loss	$(14,469)	$(15,033)	$(29,166)	$(31,646)

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
Since our incorporation in 2016, we have devoted substantially all of our resources to research and development activities, including with respect to our proteomics platform, or Nautilus Voyager platform, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing selling, general and administrative support for these operations. We have not generated any material revenue from our Nautilus Voyager platform or other sources since inception. Our ability to generate revenue sufficient to achieve profitability, if we ever do, would be expected to take a number of years, and will depend on the successful development and eventual commercialization of our Nautilus Voyager platform, if it ever occurs. Our Nautilus Voyager platform, which includes our end-to-end solution comprised of analysis services, instruments, consumables, and software analysis, is currently under development and will require significant additional research and development efforts, including extensive testing prior to commercialization. These efforts require significant amounts of additional capital and adequate personnel infrastructure. There can be no assurance that our research and development activities will be successfully completed, or that our Nautilus Voyager platform will be commercially viable.

In order to commercialize our Nautilus VoyagerTM platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Voyager platform, instruments, and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our Nautilus Voyager platform, instruments, and consumables to support large-scale commercial production. In connection with our Nautilus Voyager platform, upon completion of development we intend to utilize hundreds of unique multi-affinity reagents and various standard antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Voyager platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There is no assurance that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market.
We are in the early stages of establishing our commercial organization and distribution capabilities. During the six months ended June 30, 2026, we made our first sales hires as an initial step toward building an internal sales infrastructure, and we intend to continue expanding these capabilities to support the sales of our products. We are commercializing our Nautilus Voyager platform in phases that began with research collaborations with leading biopharmaceutical companies, academic institutions, and research organizations exploring utility of pre-commercial versions of the platform. The next phases of our strategy involve a land-and-expand strategy in which we provide customers with access to the Iterative Mapping method on the Nautilus Voyager platform for an initial application, with the expectation of, over time, adding additional applications in expanded targeted proteoform analysis and, in the future, broadscale proteomics, which customers would access depending upon their specific proteomics needs. While our development efforts continue for our broadscale assay, those efforts have not advanced sufficiently to support general availability of that assay in 2027 to our target specifications. We have identified key improvement areas, which we expect to advance broadscale performance. Due to the need for further improvements to the broadscale assay and the demand we are seeing for proteoforms from the market, we plan to reallocate resources from the broadscale effort to accelerate our proteoform application development.
Initial customer access to the Nautilus Voyager platform is being enabled through our Iterative Mapping Early Access Program (“Early Access Program”) in which we perform analysis and profiling of samples in our facility and such data and analysis is shared via a cloud platform. We announced the launch of our Early Access Program starting with target specific service offerings in January 2026 for the analysis of the microtubule-associated protein tau (“Tau”), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Our early access framework is expected to expand further to support additional targeted proteoforms assays in neuroscience and new disease areas like oncology, starting with RAC-alpha serine/threonine-protein kinase (or “AKT1”), which acts as a control hub for growth and survival signals and is a pathway active in many cancers. We do not anticipate that these early access activities will result in any material revenue. With data gained from our Early Access Program customers, we plan to leverage publications to drive awareness and customer demand to later sell instruments and reagents to select customers performing targeted proteoform research. We expect to initiate our commercial launch in early 2027 by opening the Nautilus Voyager platform for pre-orders, with instrument shipments beginning in mid 2027. At the time of these first commercial shipments, we expect general availability to include the Voyager instrument, our Tau Proteoforms assay, an AKT1 Proteoforms assay and an additional oncology proteoforms assay. As we continue expanding the platform’s assay portfolio, we concurrently expect to enable a broader diversity of sample types, including blood, which is the most prevalent sample type behind cells and tissues already enabled today.

Go-to-market plan

Go-to-Market Plan

In Development
Early Access
General Availability
Commercial Launch
Commercial Ship
H2 2026
H1 2027
H2 2027
GTM Activities
Early Access
Early Access Service lab, external beta placements
Commercial Stage
Service lab, instrument, reagent kits, software, & services sales
Portfolio Expansion
Nautilus Voyager™ Platform
Tau Proteoforms Assay
AKT1 Proteoforms Assay
2nd Oncology Proteoforms Assay
3rd Oncology Proteoforms Assay
~5th-11th Proteoform
~12th-20th Proteoform
Expanded Proteoform Assay capabilities: Lower sample input, sample type expansion, proteoform depth expansion
Broadscale
Target Customers
Academic and pharma customers ready to pioneer our breakthrough technology
Academic and pharma customers looking beyond current technologies to unlock proteomics promise

We intend to commercialize our Nautilus VoyagerTM platform through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our stage of development, we currently have limited marketing, sales, commercial product distribution or service and support capabilities. We intend to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and potentially other countries and regions, including Asia-Pacific, as we execute on our phased commercial launch strategy for our Nautilus Voyager platform.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $84.0 million. As of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.
We have incurred significant losses since the commencement of our operations. Our net loss was $29.2 million during the six months ended June 30, 2026, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus VoyagerTM platform. As of June 30, 2026, we had an accumulated deficit of $361.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from selling, general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•continue our research and development activities, including with respect to our Nautilus Voyager platform;
•conduct activities to develop and deliver service offerings and to establish and operate service laboratory operations;
•undertake activities to establish and expand sales, marketing and distribution capabilities for our Nautilus Voyager platform;
•incur increased costs related to production tooling and required testing;
•maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know how;
•implement operational, financial and management information systems;
•attract, hire and retain additional management, scientific and administrative personnel; and
•continue to operate as a public company.
As a result, we will require substantial additional funding to develop our products and support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, recent and any potential future financial institution failures, geopolitical conflicts, such as the conflicts in Eastern Europe and the Middle East, and otherwise. Our failure to obtain sufficient funds on acceptable terms, or at all, when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
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
Components of Our Results of Operations
Revenue
Grant revenue consists of a research-related grant from The Michael J. Fox Foundation and reflects the commencement of grant-related activities during the second quarter of 2026. Our service revenue is derived from the generation and analysis of proteomic data for our Early Access Program customers, which commenced in the second quarter of 2026.
Cost of Service Revenue
Cost of service revenue consists of costs incurred in performing the service, including costs of consumables. Costs also include salaries, related benefits and stock-based compensation expense for Nautilus Proteomics Analysis Services personnel, depreciation and amortization, allocated expenses for technology and facilities, and charges related to inventory reserves. Cost of service revenue is recognized in the same period as the related performance obligation is rendered.
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
We plan to continue to invest in our research and development efforts and to increase our investment in research and development efforts related to our product development and grant-funded research initiatives. While we experienced certain cost savings associated with our workforce reductions implemented in the first quarter of 2025, in the future, we continue to expect research and development expenses to increase in absolute dollars as we continue to advance our product development, expand our grant-related research activities, hire additional personnel and retain existing personnel, purchase supplies and materials and allocate expense to our research and development facilities.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Change ($)	Change (%)
	2026	2025
	(in thousands)
Revenue:
Grant revenue	$180	$—	$180	*
Service revenue	10	—	10	*
Total revenues	190	—	190	*
Cost of revenue:
Cost of service revenue	15	—	15	*

Operating expenses:
Research and development	9,613	10,394	(781)	(8)%
Selling, general and administrative	6,325	6,703	(378)	(6)%
Total operating expenses	15,938	17,097	(1,159)	(7)%
Other income (expense):
Interest income	1,307	2,080	(773)	(37)%
Other expense	(13)	(16)	3	(19)%
Total other income	1,294	2,064	(770)	(37)%
Net loss	$(14,469)	$(15,033)	$564	(4)%
*Percentage is not meaningful

Revenue
Revenue was $0.2 million for the three months ended June 30, 2026, driven by grant revenue of $0.2 million from the commencement of our activities related to the grant awarded from The Michael J. Fox Foundation in the second quarter of 2026, and service revenue of less than $0.1 million for the sales of services under the Early Access Program during the three months ended June 30, 2026.
Cost of Service Revenue
Cost of service revenue consists of costs related to the generation and analysis of proteomic data on behalf of our Early Access Program customers.
Research and Development Expenses
Research and development expenses were $9.6 million for the three months ended June 30, 2026, compared to $10.4 million for the three months ended June 30, 2025, a decrease of $0.8 million, or 8%. The decrease was due to a $0.2 million decrease in stock-based compensation expense and a $0.2 million decrease in laboratory and professional services. Also contributing to the decrease was a $0.2 million decrease in facilities expense driven by the expiration of the San Diego lease, decreases in maintenance costs for our leases, and a $0.2 million decrease in depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6.3 million for the three months ended June 30, 2026, compared to $6.7 million for the three months ended June 30, 2025, a decrease of $0.4 million, or 6%. The decrease was due to a $0.3 million decrease in salaries and related benefits, attributable to reduced incentive compensation costs during the period, and a $0.3 million decrease in stock-based compensation expense. These decreases were partially offset by a $0.2 million increase in professional services attributable to legal and recruiting fees.
Other Income (Expense)
Other income (expense) was $1.3 million for the three months ended June 30, 2026, compared to $2.1 million for the three months ended June 30, 2025, a decrease of $0.8 million, or 37%. The net decrease was primarily due to a $0.8 million decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Six Months Ended June 30,		Change ($)	Change (%)
	2026	2025
	(in thousands)
Revenue:
Grant revenue	$180	$—	$180	*
Service revenue	10	—	10	*
Total revenue	190	—	190	*
Cost of revenue:
Cost of service revenue	15	—	15	*

Operating expenses:
Research and development	19,320	21,930	(2,610)	(12)%
Selling, general and administrative	12,742	14,011	(1,269)	(9)%
Total operating expenses	32,062	35,941	(3,879)	(11)%
Other income (expense):
Interest income	2,749	4,311	(1,562)	(36)%
Other expense	(28)	(16)	(12)	75%
Total other income	2,721	4,295	(1,574)	(37)%
Net loss	$(29,166)	$(31,646)	$2,480	(8)%
*Percentage is not meaningful
Revenue
Revenue was $0.2 million for the six months ended June 30, 2026, driven by grant revenue of $0.2 million from the commencement of our activities related to the grant awarded from The Michael J. Fox Foundation in the second quarter of 2026, and service revenue of less than $0.1 million for the sales of services under the Early Access Program during the six months ended June 30, 2026.
Cost of Service Revenue
Cost of service revenue consists of costs related to the generation and analysis of proteomic data on behalf of our Early Access Program customers.
Research and Development Expenses
Research and development expenses were $19.3 million for the six months ended June 30, 2026, compared to $21.9 million for the six months ended June 30, 2025, a decrease of $2.6 million, or 12%. The decrease was primarily due to a $1.1 million decrease in salaries and related benefits, which was primarily driven by savings from the reduction in force implemented in the first quarter of 2025 and reduced incentive compensation costs during the period, as well as a $0.5 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense is primarily driven by stock options granted at the time of the Merger becoming fully expensed in 2025. Also contributing to the decrease was a $0.4 million decrease in facilities expense driven by decreases in maintenance costs for our leases and the expiration of the San Diego lease, a $0.4 million decrease in laboratory and professional services, and a $0.3 million decrease in depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $12.7 million for the six months ended June 30, 2026, compared to $14.0 million for the six months ended June 30, 2025, a decrease of $1.3 million, or 9%. The decrease was primarily due to a $0.9 million decrease in stock-based compensation expense, which was primarily driven by stock options granted at the time of the Merger becoming fully expensed in 2025. Also contributing to the decrease was a $0.7 million decrease in salaries and related benefits driven by savings from the reduction in force implemented in the first quarter of 2025 and reduced incentive compensation costs during the period, and a $0.2 million decrease in facilities expense. These decreases were partially offset by a $0.4 million increase in professional services attributable to legal and recruiting fees.
Other Income (Expense)
Other income (expense) was $2.7 million for the six months ended June 30, 2026, compared to $4.3 million for the six months ended June 30, 2025, a decrease of $1.6 million, or 37%. The net decrease was primarily due to a $1.6 million decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any material revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $29.2 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $361.2 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of June 30, 2026, we had cash, cash equivalents and investments of $129.2 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing selling, general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the six months ended June 30, 2026, we did not sell any shares of common stock pursuant to the Sales Agreement.
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
Funding Requirements
To date, we have not generated any material revenue and we may not generate any material revenue from the sale of products or from other sources in the near future.
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
Historical Cash Flows
For the Six Months Ended June 30, 2026 and 2025
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(26,826)	$(27,287)
Net cash provided by investing activities	26,255	33,985
Net cash provided by financing activities	1,349	113
Net increase in cash, cash equivalents and restricted cash	$778	$6,811
Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $26.8 million, resulting from our net loss of $29.2 million and decrease in net changes in assets and liabilities aggregating $2.9 million. Net cash used in operating activities includes non-cash charges aggregating $5.2 million, which is driven by $2.5 million of stock-based compensation expense, $2.2 million of amortization of operating lease right-of-use assets, and $0.6 million of depreciation. These non-cash charges were partially offset by $0.1 million of net accretion of discounts on securities.
During the six months ended June 30, 2025, net cash used in operating activities was $27.3 million, resulting from our net loss of $31.6 million and decrease in net changes in assets and liabilities aggregating $1.8 million. Net cash used in operating activities includes non-cash charges aggregating $6.2 million, which is driven by $3.9 million of stock-based compensation expense, $2.3 million amortization of operating lease right-of-use assets, and $0.9 million of depreciation. These non-cash charges were partially offset by $1.0 million of net accretion of discounts on securities.
Investing Activities
During the six months ended June 30, 2026, net cash provided by investing activities was $26.3 million, resulting from $55.7 million in proceeds from the maturities of securities, partially offset by $28.5 million in purchases of securities and $1.0 million in purchases of property and equipment.
During the six months ended June 30, 2025, net cash provided by investing activities was $34.0 million, resulting from $45.9 million in proceeds from maturities of securities, partially offset by $11.3 million in purchases of securities and $0.6 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2026, cash provided by financing activities was comprised of $1.3 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

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
Interest Rate Risk
We had cash, cash equivalents and investments of $129.2 million as of June 30, 2026. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of June 30, 2026, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $0.9 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
•We are a development stage company that has incurred net losses in every period to date, is in the early stages of commercializing our products and/or services, and expects to continue to incur significant losses as we develop our business. We may never achieve profitability.
•Our business is entirely dependent on the successful development and commercialization of our proteomics platform (the “Nautilus VoyagerTM platform”), which remains in the development stage and has been, and could in the future be, subject to delays, technical challenges and market acceptance challenges.
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
Risks Related to Our Business
We are a development stage company that has incurred net losses in every period to date, is in the early stages of commercializing our products and/or services, and expects to continue to incur significant losses as we develop our business. We may never achieve profitability.
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any material revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and commercialization of our Nautilus VoyagerTM platform, which includes our end-to-end solution comprised of analysis services, instruments, consumables, and software analysis. We cannot be certain if we will ever generate material revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $14.5 million and $29.2 million during the three and six months ended June 30, 2026, respectively and $15.0 million and $31.6 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $361.2 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus Voyager platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
Our business is entirely dependent on the success of our Nautilus VoyagerTM platform, which remains in the development stage and subject to scientific and technical validation. If we are unable to develop and commercialize our Nautilus VoyagerTM platform successfully and in a manner that provides currently anticipated functionality and levels of performance, we may never be able to recognize any material revenue, and our business, operating results, and financial condition will suffer.
Our future success is entirely dependent on our ability to successfully develop and commercialize our Nautilus Voyager platform, which is based on innovative yet complex and unproven technologies and which is anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. We are investing substantially all of our management efforts and financial resources in the development and commercialization of our Nautilus Voyager platform, which remains in the development stage and subject to scientific and technical validation. Development challenges have, and may in the future continue to cause delays in or inhibit our ability to commercialize our platform assays in one or more application areas. Additionally, in developing our platform technology, we currently rely on co-development partners to assist us in the development of certain component technologies in our platform. We have experienced difficulties with some of these partners successfully delivering these component technologies on time and to our specifications, and these partners may not be successful in delivering these component technologies on time, to our specifications, or at all, in the future, which could have an adverse impact on our ability to meet our development timelines, and/or our products’ level of currently anticipated functionality and performance. While our goal is to leverage our Nautilus Voyager platform to comprehensively measure the human proteome, the human proteome is dynamic and far more complex and diverse in structure, composition and number of variants than either the genome or transcriptome. If we cannot successfully complete platform development, if we are unable to achieve our goals for mapping the proteome, if our products and services fail to deliver currently anticipated functionality and levels of performance in commercially valuable applications, if our products and/or services are found by a court of law to infringe the intellectual property of another party, or if we are unable to obtain broad scientific and market acceptance of our products, services and technologies, we may never recognize material revenue and may be unable to continue our operations.

We have not yet commercially launched our Nautilus VoyagerTM platform. We may not be able to launch our Nautilus VoyagerTM platform successfully and even if it is successful, we may experience material delays in our commercialization program relative to current expectations.
We are commercializing our Nautilus VoyagerTM platform in phases that began with research collaborations with leading biopharmaceutical companies, academic institutions, and research organizations exploring utility of pre-commercial versions of the platform. The next phases of our strategy involve a land-and-expand strategy in which we provide customers with access to the Iterative Mapping method on the Nautilus Voyager platform for an initial application, with the expectation of, over time, adding additional applications in expanded targeted proteoform analysis and, in the future, broadscale proteomics, which customers would access depending upon their specific proteomics needs. While our development efforts continue for our broadscale assay, those efforts have not advanced sufficiently to support general availability of that assay in 2027 to our target specifications. We have identified key improvement areas, which we expect to advance broadscale performance. Due to the need for further improvements to the broadscale assay and the demand we are seeing for proteoforms from the market, we plan to reallocate resources from the broadscale effort to accelerate our proteoform application development.
Initial customer access to the Nautilus Voyager platform is being enabled through our Iterative Mapping Early Access Program (“Early Access Program”) in which we perform analysis and profiling of samples in our facility and such data and analysis is shared via a cloud platform. We announced the launch of our Early Access Program starting with target specific service offerings in January 2026 for the analysis of the microtubule-associated protein tau (“Tau”), which has been broadly associated with the onset and progression of Alzheimer’s disease in human patients. Our early access framework is expected to expand further to support additional targeted proteoforms assays in neuroscience and new disease areas like oncology, starting with RAC-alpha serine/threonine-protein kinase (or “AKT1”), which acts as a control hub for growth and survival signals and is a pathway active in many cancers. We do not anticipate that these early access activities will result in any material revenue. With data gained from our Early Access Program customers, we plan to leverage publications to drive awareness and customer demand to later sell instruments and reagents to select customers performing targeted proteoform research. We expect to initiate our commercial launch in early 2027 by opening the Nautilus Voyager platform for pre-orders, with instrument shipments beginning in mid 2027. At the time of these first commercial shipments, we expect general availability to include the Voyager instrument, our Tau Proteoforms assay, an AKT1 Proteoforms assay and an additional oncology proteoforms assay. As we continue expanding the platform’s assay portfolio, we concurrently expect to enable a broader diversity of sample types, including blood, which is the most prevalent sample type behind cells and tissues already enabled today.
Achieving the scientific and commercial objectives identified above within currently anticipated timelines will require substantial investments in our technologies and in the underlying science. Scientific and technological development of the nature being undertaken by us is extraordinarily complex, and there can be no assurances that any of these phases of commercial development will be successful, that they will be completed within the timelines currently anticipated, or that they will result in increased customer interest in our products and/or services. Given the scientific and technical complexity of our products and services, we could experience material delays in product development and commercial launch. In addition, if we are not able to supplement our initial platform release with subsequent consumable releases to enable our platform to meet or exceed our previously announced product specifications or achieve expanded capabilities, we may lose customers or be limited in our ability to achieve market adoption. If our research and product development efforts do not result in commercially viable products and/or services within the anticipated timelines or if such products do not generate the interest in the market that we anticipate, our business, operating results, and financial condition will be adversely affected.

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
As noted above, establishing collaborations and partnerships with large pharmaceutical and biotechnology companies and with major research institutions is a material element of our commercialization strategy. While early collaborations have focused, and are expected to continue to focus on the assessment and validation of our Nautilus VoyagerTM platform with a focus in part on publication of results in peer-reviewed scientific journals, we also intend to pursue additional, potentially revenue-generating collaborations in areas of biological interest. Among other examples, we may pursue collaborations relating to the development and commercialization of therapeutic product candidates targeting proteins identified by our Nautilus Voyager platform.
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

•our ability to demonstrate that the functionality and performance of our Nautilus VoyagerTM platform relative to alternative products and technologies justifies the substantial anticipated cost of the platform;
•the willingness of prospective customers to adopt new products and workflows;
•the ease of use of our Nautilus Voyager platform and whether it reliably provides significant advantages over alternative products and technologies;
•the commercial value and customer acceptance of Nautilus’ targeted proteoform analysis products and services;
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
In order for us to commercialize our Nautilus Voyager platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Voyager platform, including our proteome analysis system and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our platform instruments and consumables to support large-scale commercial production. In connection with our Nautilus Voyager platform, we may utilize long lead time instrument system components, such as cameras and lasers, and as a result, it may impact our ability to consistently source such components. Additionally, we intend to utilize hundreds of unique multi-affinity reagents and various standard antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus Voyager platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There are no assurances that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market. In addition, in connection with establishing third party relationships or sourcing component supplies, including with respect to instrument components, reagents and antibodies, we may incur costs that are higher than currently expected and that may adversely affect our gross margins and operating results following commercialization. Assuming we complete development of our Nautilus Voyager platform, we may experience manufacturing and product quality issues as we increase the scale of our production. Any delay or inability in establishing or expanding our manufacturing capacity could diminish our ability to develop or sell our products, result in increased or unanticipated costs, result in lost revenue, and seriously harm our business, results of operations and financial condition.

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
The market for proteomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including our Nautilus Voyager platform. Our estimates of the total addressable market for our current and future products, including with respect to the proteomics market, the diagnostic market, and the mass spectrometry market, are based on a number of internal and third-party estimates and assumptions, as well as assumptions about the specifications and functionality of our Nautilus Voyager platform to address such demand. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics market, the proteomics market may develop more slowly or differently. In addition, our Nautilus VoyagerTM platform may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all, including as a result of development challenges that we have faced and continue to face that may delay or inhibit our ability to commercialize our platform assays in one or more application areas. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.
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
We rely on single source suppliers for certain components and materials used in our Nautilus Voyager platform. The loss of any of these single source suppliers would require us to expend significant time and effort to locate and qualify an alternative source of supply for these components. Though we do not currently have contracts for third parties to provide manufacturing capabilities for each component of our Nautilus Voyager platform for which we expect to employ such third party manufacturers, if we are successful in reaching the point of manufacturing our products for commercialization, we may rely on a single company for such manufacturing. Any contractual disputes between us and such manufacturer or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
The life sciences industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Even if we are able to commercialize our Nautilus VoyagerTM platform, with respect to both targeted proteoform analysis and eventually broadscale proteomics analysis, and achieve broad scientific and market acceptance, our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our Nautilus Voyager platform and to introduce compelling new products. The success of any enhancement to our Nautilus Voyager platform or introduction of new products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, freedom from intellectual property encumbrance, appropriately timed and staged introduction and overall market acceptance. Any new product or enhancement to our Nautilus Voyager platform that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.
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
We are engaged with a number of third party collaborators who assist us in co-development of certain aspects of the Nautilus VoyagerTM platform, including, for example, certain affinity reagents and array chip substrates. Our agreements with these third party collaborators include obligations for these third parties to deliver certain aspects of technology to be used in the Nautilus Voyager platform in accordance with certain defined timelines, in accordance with defined specifications, and in accordance with certain cost limitations. We have also sought to include redundancy and contingency planning with respect to the efforts of our third party collaborators where practicable. Despite our contractual assurances and contingency planning, it is possible that one or more of our third party collaborators may fail to deliver their respective technologies to us on time or in accordance with our specifications, and such failure could negatively impact the timing of the commercialization of the Nautilus Voyager platform, its performance, or its cost.
Our business will depend significantly on research and development spending by pharmaceutical companies as well as by academic and other research institutions. Any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that our revenue in the foreseeable future will be derived primarily from sales of our Nautilus Voyager platform to biotechnology companies and life science laboratories worldwide, and to a lesser extent, academic institutions and non-profit organizations. Our success will depend upon demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected system sales and, similarly, reductions in operating expenditures by these customers could result in lower than expected sales of our Nautilus Voyager platform. These reductions and delays may result from factors that are not within our control, such as:
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. In the near term, as we devote substantially all of our resources towards the development and commercialization of our Nautilus VoyagerTM platform, specific factors that may result in fluctuations include, without limitation:
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our Nautilus Voyager platform;
•our ability to successfully establish and successfully maintain appropriate collaborations and derive revenue from those collaborations;
•the impact that economic inflation may have on our costs for manufacturing our products;
•any litigation or governmental investigations involving us, our industry or both; and
•our ability to successfully develop and commercialize our Nautilus Voyager platform on our anticipated timeline and with our expected functionality.
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

•the timing of when we recognize any material revenue;
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
We are a life sciences technology company with a limited operating history. We have not completed development of our Nautilus VoyagerTM platform or any other products and have not generated any material revenue to date. Our operations to date have been limited to developing our Nautilus Voyager platform. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will need to transition from a company with a focus on research and development to a company capable of supporting manufacturing and commercial activities as well, and we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.
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

We expect that we will need to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing or acquisition opportunities or for other reasons, including:
•funding development and marketing efforts of our Nautilus VoyagerTM platform or any other future products;
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
Although we review and monitor our use of open source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and proprietary software. Moreover, we cannot assure investors that our processes for monitoring and controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be subject to damages, required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.
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
In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which provides for certain privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide certain disclosures to California consumers and provide such consumers with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA as of January 1, 2023. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California customers. In addition to the CCPA, numerous other states’ legislatures are considering or have enacted similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, Iowa, Maryland, Minnesota, New Hampshire, Nebraska and New Jersey have enacted similar laws that took effect in 2025; Indiana, Rhode Island and Kentucky have enacted similar laws that have taken effect in 2026; Alabama and Oklahoma have enacted similar laws that take effect in 2027; and Vermont has enacted similar legislation that will take effect in 2028.
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

For example, on January 15, 2025, the United States Department of Commerce Bureau of Industry and Security (“BIS”) issued an Interim Final Rule (“IFR”) implementing targeted export controls on certain laboratory instruments. This IFR imposes certain new restrictions and license requirements on export to certain countries of certain analytical instruments that are highly suitable for generating large, detailed biological datasets, which can be analyzed to discover complex patterns governing the function of biological molecules, cells, and organisms. The IFR seeks to regulate exports of these analytical instruments based upon the potential to exploit these techniques for asymmetric military advantage. The analytical instruments subject to the IFR, as written, include high-parameter and spectral flow cytometers and cell sorters and certain liquid chromatography mass spectrometers (LC/MS) specially designed for proteomics. While the Company’s platform would not be included under the current IFR, given the platform’s anticipated ability to generate large proteomic datasets, future BIS or other government regulations could potentially encompass our products and/or negatively impact our ability to export those products to certain countries and markets.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of June 30, 2026, we had 127 employees. While in the first quarter of 2025 we implemented our workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus VoyagerTM platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.
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
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2026, we had cash, cash equivalents and investments of $129.2 million, consisting of U.S. treasury securities, mutual funds, corporate debt securities, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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
Our facilities in Seattle and San Carlos are vulnerable to natural disasters, public health crises, and other catastrophic events. For example, our San Carlos facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Carlos facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.
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
As of June 30, 2026, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned a substantial portion of the outstanding shares of our Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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
Our U.S. federal and state net operating loss carryforwards (“NOLs”) may be unavailable to offset future taxable income because of restrictions under U.S. federal and/or state law. U.S. federal NOLs that arose in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs will be limited to 80% of our current year taxable income. State NOLs may be subject to similar or different limitations. As of December 31, 2025, we had U.S. federal NOLs of $203.7 million, of which $203.2 million do not expire, and state NOLs of $197.9 million that will begin to expire in 2037.
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

NAUTILUS BIOTECHNOLOGY, INC.

Date: July 28, 2026	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2026	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)