Form 10-Q
period 2026-09-30
Nautilus Biotechnology, Inc.
filed 2026-10-27
CIK 1808805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 22, 2026, the registrant had 127,372,425 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
iii

Nautilus Biotechnology, Inc. Condensed Consolidated Balance Sheets As of September 30, 2026 and December 31, 2025 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,467	$12,388
Short-term investments	76,109	91,018
Prepaid expenses and other current assets	3,661	2,557
Total current assets	90,237	105,963
Property and equipment, net	5,268	3,457
Operating lease right-of-use assets	24,592	27,773
Long-term investments	27,767	52,739
Other long-term assets	1,060	1,180
Total assets	$148,924	$191,112
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,265	$943
Accrued expenses and other liabilities	4,359	3,177
Current portion of operating lease liabilities	4,134	3,832
Total current liabilities	9,758	7,952
Operating lease liabilities, net of current portion	22,607	26,187
Total liabilities	32,365	34,139

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 200,000,000 authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 127,328,617 and 126,469,610 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	493,940	488,737
Accumulated other comprehensive income (loss)	(572)	243
Accumulated deficit	(376,822)	(332,020)
Total stockholders’ equity	116,559	156,973
Total liabilities and stockholders’ equity	$148,924	$191,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenue:
Grant revenue	$208	$—	$388	$—
Service revenue	26	—	36	—
Total revenue	234	—	424	—
Cost of revenue:
Cost of service revenue	24	—	39	—
Total cost of revenue	24	—	39	—

Operating expenses:
Research and development	10,176	9,605	29,496	31,535
Selling, general and administrative	6,771	5,867	19,513	19,878
Total operating expenses	16,947	15,472	49,009	51,413
Other income (expense):
Interest income	1,173	1,903	3,922	6,214
Other expense	(72)	(5)	(100)	(21)
Total other income	$1,101	$1,898	$3,822	$6,193
Net loss	$(15,636)	$(13,574)	$(44,802)	$(45,220)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.11)	$(0.35)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,238,065	126,305,122	127,005,067	126,218,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Comprehensive Loss Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(15,636)	$(13,574)	$(44,802)	$(45,220)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(241)	123	(815)	143
Total other comprehensive income (loss)	(241)	123	(815)	143
Comprehensive loss	$(15,877)	$(13,451)	$(45,617)	$(45,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

Three Months Ended September 30, 2026			Additional Paid-in Capital	Accumulated Other ComprehensiveLoss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2026	127,224,640	$13	$492,616	$(331)	$(361,186)	$131,112
Issuance of common stock upon exercise of vested stock options	103,977	—	26	—	—	26
Stock-based compensation expense	—	—	1,298	—	—	1,298
Other comprehensive loss	—	—	—	(241)	—	(241)
Net loss	—	—	—	—	(15,636)	(15,636)
Balances at September 30, 2026	127,328,617	$13	$493,940	$(572)	$(376,822)	$116,559

Three Months Ended September 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at June 30, 2025	126,305,122	$13	$485,669	$77	$(304,665)	$181,094
Stock-based compensation expense	—	—	1,496	—	—	1,496
Other comprehensive income	—	—	—	123	—	123
Net loss	—	—	—	—	(13,574)	(13,574)
Balances at September 30, 2025	126,305,122	$13	$487,165	$200	$(318,239)	$169,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

Nine Months Ended September 30, 2026			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2025	126,469,610	$13	$488,737	$243	$(332,020)	$156,973
Issuance of common stock upon exercise of vested stock options	774,221	—	1,233	—	—	1,233
Issuance of common stock under employee stock purchase plan	84,786	—	142	—	—	142
Stock-based compensation expense	—	—	3,828	—	—	3,828
Other comprehensive loss	—	—	—	(815)	—	(815)
Net loss	—	—	—	—	(44,802)	(44,802)
Balances at September 30, 2026	127,328,617	$13	$493,940	$(572)	$(376,822)	$116,559

Nine Months Ended September 30, 2025			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2024	126,106,176	$13	$481,679	$57	$(273,019)	$208,730
Issuance of common stock upon exercise of vested stock options	60,433	—	26	—	—	26
Issuance of common stock under employee stock purchase plan	138,513	—	87	—	—	87
Stock-based compensation expense	—	—	5,373	—	—	5,373
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(45,220)	(45,220)
Balances at September 30, 2025	126,305,122	$13	$487,165	$200	$(318,239)	$169,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nautilus Biotechnology, Inc. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(44,802)	$(45,220)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,812	5,373
Amortization of operating lease right-of-use assets	3,180	3,529
Depreciation	884	1,348
Amortization (accretion) of premiums (discounts) on securities, net	(36)	(1,286)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(982)	149
Accounts payable	48	(71)
Accrued expenses and other liabilities	1,066	1,332
Operating lease liabilities	(3,277)	(3,475)
Net cash used in operating activities	(40,107)	(38,321)
Cash flows from investing activities
Proceeds from maturities of securities	76,596	74,241
Purchases of securities	(37,494)	(38,771)
Purchases of property and equipment	(2,409)	(1,033)
Net cash provided by investing activities	36,693	34,437
Cash flows from financing activities
Proceeds from exercise of stock options	1,233	26
Proceeds from issuance of common stock under employee stock purchase plan	142	87
Net cash provided by financing activities	1,375	113
Net decrease in cash, cash equivalents and restricted cash	(2,039)	(3,771)

Cash, cash equivalents and restricted cash at beginning of period	13,390	28,648
Cash, cash equivalents and restricted cash at end of period	$11,351	$24,877

Supplementary cash flow information on non-cash activities:
Acquisitions of property and equipment included in accounts payable and accrued expenses	$489	$51
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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its technology, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $376.8 million.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and common stock. In June 2021, the Company received gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. The Company had cash, cash equivalents, and investments of $114.3 million as of September 30, 2026. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash, cash equivalents, and investments will be sufficient to fund its operations for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s actual results and its near and long-term future capital requirements will depend on many factors, including its growth rate and the timing and extent of spending to support its research and development efforts. Future liquidity and cash requirements will depend on numerous factors. The Company will be required to seek additional equity or debt financing to fund future operations, and the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
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
The Company is subject to risks similar to those of pre-clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of negative global and national events and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
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
Revenue Recognition
The Company’s service revenue is derived from the generation and analysis of proteomic data for the Company’s Iterative Mapping Early Access Program (“Early Access Program”) customers.
The Company recognizes revenue when control of the promised services is transferred to its customers, in an amount that reflects the consideration expected to be received in exchange for those services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of the service to the customer, meaning the customer has the ability to use and obtain the benefit of the service.
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
Grant revenue, and the related research and development costs incurred, were $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively. The Company received the first and second payments of $0.4 million and $0.4 million from MJFF in the second and third quarters of 2026, respectively. These payments were recorded as a grant liability in accrued expenses and other liabilities in the condensed consolidated balance sheets. Of the $0.8 million received as of September 30, 2026, $0.4 million was recognized as grant revenue as qualifying costs were incurred during the nine months ended September 30, 2026, and $0.4 million remained recorded as a grant liability as of September 30, 2026.

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
Accounts receivable consists of amounts due from customers for the sales of services, net of any allowance for expected credit losses. As of September 30, 2026, the Company had accounts receivable balances of less than $0.1 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The Company’s allowance for expected credit losses on receivables is estimated based on an evaluation of historical experience (once available), current aging of receivables, the financial condition of customers, and forward-looking economic conditions. Accounts receivable balances are written off against the allowance when they are deemed uncollectible, at which point collection efforts are discontinued. Management evaluated the Company's outstanding accounts receivable as of September 30, 2026, and concluded that no allowance for expected credit losses was required, as the balances were deemed fully collectible. There were no write-offs of uncollectible accounts during the three and nine months ended September 30, 2026.
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
Inventory, net
In 2026, in connection with the launch of the Company’s Early Access Program and other commercialization activities, we began capitalizing inventory costs. Inventory is stated at the lower of cost or net realizable value with cost determined using a standard cost system, which approximates actual costs determined on the first-in first-out basis. Standard costs are reviewed and updated periodically to ensure they remain representative of current production costs. Materials that may be utilized for either commercial or, alternatively, for research and development purposes, are classified as inventory, specifically as raw materials and supplies. Amounts in inventory used for research and development purposes are charged to research and development expense when the item enters the research and development process and can no longer be used for commercial purposes. During the nine months ended September 30, 2026, $0.9 million was charged to research and development expense.
Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values. For the quarter ended September 30, 2026, the Company did not have any inventory reserves. As of September 30, 2026, the Company had inventory of $0.9 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains or losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net loss. For the three and nine months ended September 30, 2026 and 2025, net

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
unrealized gains and losses on marketable debt securities were included as a component of comprehensive income (loss).
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
3.     Fair Value Measurements
The following table details the assets carried at fair value and measured on a recurring basis within the three levels of fair value as of September 30, 2026 and December 31, 2025:

(in thousands)		Gross Unrealized			Reported as:
September 30, 2026	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$923	$—	$—	$923	$923	$—	$—
U.S. treasury securities	86,472	—	(453)	86,019	—	62,205	23,814
Total Level 1	87,395	—	(453)	86,942	923	62,205	23,814
Level 2
Commercial paper	10,932	—	(2)	10,930	8,930	2,000	—
Agency securities	15,974	—	(117)	15,857	—	11,904	3,953
Total Level 2	26,906	—	(119)	26,787	8,930	13,904	3,953
Total Level 1 and Level 2	$114,301	$—	$(572)	$113,729	$9,853	$76,109	$27,767

(in thousands)		Gross Unrealized			Reported as:
December 31, 2025	Amortized Cost	Gains	Losses	Fair Value	Cash equivalents	Short-term investments	Long-term investments
Level 1
Mutual funds	$1,528	$—	$—	$1,528	$1,528	$—	$—
U.S. treasury securities	90,066	208	—	90,274	—	49,489	40,785
Total Level 1	91,594	208	—	91,802	1,528	49,489	40,785
Level 2
Commercial paper	15,321	1	(1)	15,321	10,379	4,942	—
Corporate debt securities	1,668	1	—	1,669	—	1,669	—
Agency securities	46,838	46	(12)	46,872	—	34,918	11,954
Total Level 2	63,827	48	(13)	63,862	10,379	41,529	11,954
Total Level 1 and Level 2	$155,421	$256	$(13)	$155,664	$11,907	$91,018	$52,739
Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year, but less than two years from the respective balance sheet date.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
There were no continuous unrealized loss positions in excess of twelve months as of September 30, 2026.
The Company reviewed its investment portfolio based on the underlying risk profile of the securities and have no loss expectation for these investments. The Company reviewed the securities in an unrealized loss position and evaluated the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company recognized no credit losses during the three and nine months ended September 30, 2026 and 2025, and had no allowance for credit losses as of September 30, 2026 and December 31, 2025.
4.     Composition of Certain Condensed Consolidated Financial Statement Line Items
Property and Equipment, Net
Property and equipment consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Laboratory equipment	$6,825	$6,531
Leasehold improvements	63	118
Computer hardware	597	542
Furniture, fixtures and office equipment	316	322
Prototype equipment	2,330	2,258
Construction in progress	4,022	1,807
	14,153	11,578
Less: Accumulated depreciation	(8,885)	(8,121)
Total	$5,268	$3,457
The Company recorded depreciation expense of $0.2 million and $0.8 million for the three and nine months ended September 30, 2026, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, which was primarily allocated to research and development expense.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Employee compensation	$2,397	$2,514
Accrued research and development	641	221
Accrued professional and consulting fees	424	259
Grant liabilities	419	—
Other	478	183
Total	$4,359	$3,177

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$10,467	$12,388
Restricted cash included in other long-term assets (Note 8)	884	1,002
Total	$11,351	$13,390
Other long-term assets consisted of $0.9 million of restricted cash and $0.2 million of deposits as of September 30, 2026 and $1.0 million of restricted cash and $0.2 million of deposits as of December 31, 2025.
5.     Common Stock
There were 127,328,617 shares issued and outstanding as of September 30, 2026.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	September 30, 2026	December 31, 2025
Shares available for grant under 2021 Equity Incentive Plan	33,345,527	29,341,567
Stock options issued and outstanding	18,816,169	17,270,870
Shares available for grant under 2021 Employee Stock Purchase Plan	6,697,982	5,518,072
Total shares of common stock reserved	58,859,678	52,130,509
6.     Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and nine months ended September 30, 2026 and 2025, no income tax expense or benefit was recognized, due to a full valuation allowance recorded against its deferred tax assets. For the three and nine months ended September 30, 2026 and 2025, the effective tax rate was 0%, primarily due to a valuation allowance recorded against the net deferred tax asset balance.
7.     Equity Incentive Plans and Stock-based Compensation
On June 8, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2026, 33,345,527 and 6,697,982 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.
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
Grant Date Fair Value of Stock Options
In determining the compensation cost of the option awards, the fair value for each option award has been estimated using the Black-Scholes model. The significant assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.0	6.0	5.3 - 6.1	5.3 - 6.0
Expected volatility	79.0% - 79.9%	102.3% - 102.7%	75.5% - 82.0%	97.5% - 103.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.34% - 4.80%	3.77% - 3.88%	3.69% - 4.80%	3.77% - 4.04%
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
The following table summarizes option award activity during the nine months ended September 30, 2026:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	17,270,870	$3.22
Granted	3,850,500	$2.31
Exercised	(774,221)	$1.59
Forfeited	(1,530,980)	$2.99
Outstanding as of September 30, 2026	18,816,169	$3.12	6.9	$2,290
Options vested and expected to vest as of September 30, 2026	18,816,169	$3.12
Vested and exercisable at September 30, 2026	12,304,163	$3.70	5.8	$1,531
As of September 30, 2026, there was $8.9 million of total unrecognized compensation expense expected to be recognized over a weighted-average period of 2.6 years. Aggregate intrinsic value represents the difference between the fair market value of the common stock and the exercise price of outstanding, in-the-money options.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$535	$649	$1,517	$2,103
Selling, general and administrative	757	847	2,295	3,270
Total stock-based compensation expense	$1,292	$1,496	$3,812	$5,373
Stock-based compensation expense included within cost of service revenue was not material for the three and nine months ended September 30, 2026.
8.     Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, research and development, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2026 as the Company had not yet received the related goods or services. As of September 30, 2026, the Company had open purchase commitments for goods and services of $2.4 million, of which $2.2 million are expected to be received through the next 12 months.
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

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
Leases
The Company is obligated under certain non-cancellable operating leases for office space and laboratory space. This space includes operating leases in Seattle, Washington, San Carlos, California, and San Diego, California. The Company's operating lease in San Diego expired in 2026. The lease was replaced by a new lease that qualifies for the short-term lease exemption under ASC 842 and therefore is not recorded on the condensed consolidated balance sheet as of September 30, 2026. The letter of credit associated with the prior San Diego lease was released in the third quarter of 2026.
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2026:

Lease Obligations
(in thousands)
Three months ending December 31, 2026	$1,138
2027	6,889
2028	6,540
2029	6,310
2030	6,495
2031 and thereafter	5,735
Total future minimum lease payments	33,107
Less: Imputed interest	(6,366)
Total operating lease liabilities	$26,741
For the nine months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $5.1 million and $5.4 million, respectively.
The Company has $0.9 million in cash-collateralized letters of credit with one financial institution in lieu of security deposits in connection with the San Carlos lease agreements.
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
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them are, or are threatened to be, made a party by reason of their service as a director or officer. The Company maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
9.     Basic and Diluted Net Loss per Share
The following tables set forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(15,636)	$(13,574)	$(44,802)	$(45,220)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,238,065	126,305,122	127,005,067	126,218,587
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.11)	$(0.35)	$(0.36)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three and Nine Months Ended September 30,
	2026	2025
Options to purchase common stock	18,816,169	17,268,287
Employee stock purchase plan	95,339	112,534
Total potentially dilutive common share equivalents	18,911,508	17,380,821

Nautilus Biotechnology, Inc. Notes to Condensed Consolidated Financial Statements—(Continued) (Unaudited)
10.     Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses consolidated net loss in assessing operating decisions, allocating resources and evaluating financial performance. Consolidated net loss is used to monitor budget versus actual results. The Company included a summary of the segment net loss, including significant segment expenses for its single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$234	$—	$424	$—
Cost of service revenue	24	—	39	—
Operating expenses:
Salaries and related benefits	7,803	7,141	23,059	24,109
Professional services and laboratory expenses	3,946	2,653	10,462	9,082
Facilities expenses	2,580	2,871	7,747	8,711
Stock-based compensation expense	1,292	1,496	3,812	5,373
Other segment items (1)	1,326	1,311	3,929	4,138
Total operating expenses	16,947	15,472	49,009	51,413

Reconciliation to net loss:
Interest income	1,173	1,903	3,922	6,214
Other expense	(72)	(5)	(100)	(21)
Net loss	$(15,636)	$(13,574)	$(44,802)	$(45,220)

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
In order to commercialize our Nautilus Voyager platform in volume, we will need to establish internal manufacturing capacity or to contract with one or more manufacturing partners, or both. Our technology is complex, and the manufacturing process for our products will be similarly complex, involving a large number of unique precision parts in addition to the production of various reagents and antibodies. We may encounter unexpected difficulties in manufacturing our Nautilus Voyager platform, instruments, and related consumables. Among other factors, we will need to develop reliable supply chains for the various components in our Nautilus Voyager platform, instruments, and consumables to support large-scale commercial production. In connection with our Nautilus Voyager platform, upon completion of development we intend to utilize hundreds of unique multi-affinity reagents and various standard antibodies in order to generate deep proteomic information at the speed and scale which we expect our Nautilus VoyagerTM platform to perform. Such reagents and antibodies are expected to be more difficult to manufacture and more expensive to procure. There is no assurance that we will be able to build manufacturing or consumable production capacity internally or find one or more suitable manufacturing or production partners, or both, to meet the volume and quality requirements necessary to be successful in the proteomics market.
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
Prior to the Business Combination, we financed our operations primarily through private placements of convertible preferred stock and had raised aggregate net proceeds of $108.4 million from these private placements. In connection with the consummation of the Business Combination and PIPE Financing, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2026, we had cash, cash equivalents and investments of $114.3 million. As of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents, and investments will enable us to fund our planned operating expenses and capital expenditures through at least the next 12 months.

We have incurred significant losses since the commencement of our operations. Our net loss was $44.8 million during the nine months ended September 30, 2026, and we expect to continue to incur significant losses for the foreseeable future as we continue our research and development activities and planned commercialization of our Nautilus VoyagerTM platform. As of September 30, 2026, we had an accumulated deficit of $376.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from selling, general and administrative costs associated with our operations. We expect to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned commercialization and research and development activities.
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
Components of Our Results of Operations
Revenue
Grant revenue is derived from activities related to a research-related grant from The Michael J. Fox Foundation and service revenue is derived from the generation and analysis of proteomic data for our Early Access Program customers, both of which commenced in the second quarter of 2026.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Change ($)	Change (%)
	2026	2025
	(in thousands)
Revenue:
Grant revenue	$208	$—	$208	*
Service revenue	26	—	26	*
Total revenue	234	—	234	*
Cost of revenue:
Cost of service revenue	24	—	24	*

Operating expenses:
Research and development	10,176	9,605	571	6%
Selling, general and administrative	6,771	5,867	904	15%
Total operating expenses	16,947	15,472	1,475	10%
Other income (expense):
Interest income	1,173	1,903	(730)	(38)%
Other expense	(72)	(5)	(67)	1340%
Total other income	1,101	1,898	(797)	(42)%
Net loss	$(15,636)	$(13,574)	$(2,062)	15%
*Percentage is not meaningful

Revenue
Revenue was $0.2 million for the three months ended September 30, 2026, driven by grant revenue of $0.2 million related to the grant awarded from The Michael J. Fox Foundation, and service revenue of less than $0.1 million for the sales of services under the Early Access Program during the three months ended September 30, 2026.
Cost of Service Revenue
Cost of service revenue consists of costs related to the generation and analysis of proteomic data on behalf of our Early Access Program customers.
Research and Development Expenses
Research and development expenses were $10.2 million for the three months ended September 30, 2026, compared to $9.6 million for the three months ended September 30, 2025, an increase of $0.6 million, or 6%. The increase was due to a $0.7 million increase in laboratory and professional services driven by higher development-related costs and a $0.3 million increase in salaries and related benefits. These increases were partially offset by a $0.2 million decrease in depreciation expense and a $0.2 million decrease in facilities expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6.8 million for the three months ended September 30, 2026, compared to $5.9 million for the three months ended September 30, 2025, an increase of $0.9 million, or 15%. The increase was due to a $0.6 million increase in professional services primarily attributable to legal and marketing expenses, and a $0.4 million increase in salaries and related benefits, attributable to reduced incentive compensation costs in the prior period. These increases were partially offset by a $0.1 million decrease in facilities expense.
Other Income (Expense)
Other income (expense) was $1.1 million for the three months ended September 30, 2026, compared to $1.9 million for the three months ended September 30, 2025, a decrease of $0.8 million, or 42%. The net decrease was primarily due to a $0.7 million decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table shows our condensed consolidated statements of operations for the periods indicated:

	Nine Months Ended September 30,		Change ($)	Change (%)
	2026	2025
	(in thousands)
Revenue:
Grant revenue	$388	$—	$388	*
Service revenue	36	—	36	*
Total revenue	424	—	424	*
Cost of revenue:
Cost of service revenue	39	—	39	*

Operating expenses:
Research and development	29,496	31,535	(2,039)	(6)%
Selling, general and administrative	19,513	19,878	(365)	(2)%
Total operating expenses	49,009	51,413	(2,404)	(5)%
Other income (expense):
Interest income	3,922	6,214	(2,292)	(37)%
Other expense	(100)	(21)	(79)	376%
Total other income	3,822	6,193	(2,371)	(38)%
Net loss	$(44,802)	$(45,220)	$418	(1)%
*Percentage is not meaningful
Revenue
Revenue was $0.4 million for the nine months ended September 30, 2026, driven by grant revenue of $0.4 million related to the grant awarded from The Michael J. Fox Foundation, and service revenue of less than $0.1 million for the sales of services under the Early Access Program during the nine months ended September 30, 2026.
Cost of Service Revenue
Cost of service revenue consists of costs related to the generation and analysis of proteomic data on behalf of our Early Access Program customers.
Research and Development Expenses
Research and development expenses were $29.5 million for the nine months ended September 30, 2026, compared to $31.5 million for the nine months ended September 30, 2025, a decrease of $2.0 million, or 6%. The decrease was primarily due to a $0.7 million decrease in salaries and related benefits, which was primarily driven by savings from the reduction in force implemented in the first quarter of 2025 and reduced incentive compensation costs during the period, as well as a $0.6 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense is primarily driven by lower expense associated with stock options granted since the Merger and stock options granted at the time of the Merger becoming fully expensed in 2025. Also contributing to the decrease was a $0.6 million decrease in facilities expense driven by decreases in maintenance costs for our leases and the expiration of the San Diego lease and a $0.5 million decrease in depreciation expense. These decreases were partially offset by a $0.2 million increase in laboratory and professional services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $19.5 million for the nine months ended September 30, 2026, compared to $19.9 million for the nine months ended September 30, 2025, a decrease of $0.4 million, or 2%. The decrease was primarily due to a $1.0 million decrease in stock-based compensation expense, which was primarily driven by lower expense associated with stock options granted since the Merger and stock options granted at the time of the Merger becoming fully expensed in 2025. Also contributing to the decrease was a $0.4 million decrease in facilities expense and a $0.3 million decrease in salaries and related benefits. These decreases were partially offset by a $1.1 million increase in professional services attributable to legal, marketing and recruiting expenses.
Other Income (Expense)
Other income (expense) was $3.8 million for the nine months ended September 30, 2026, compared to $6.2 million for the nine months ended September 30, 2025, a decrease of $2.4 million, or 38%. The net decrease was primarily due to a $2.3 million decrease in interest income driven by a lower cash, cash equivalents, and investments balance as well as decreased yield rates on investments during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any material revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $44.8 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $376.8 million. Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of convertible preferred stock. Prior to the Business Combination, we had raised net proceeds of $108.4 million from these private placements of our convertible preferred stock. In June 2021, in conjunction with the consummation of the Business Combination with ARYA, we received additional gross proceeds of approximately $345.5 million from PIPE Investors and the Business Combination, offset by approximately $18.2 million of transaction costs and underwriters’ fees relating to the closing of the Business Combination. As of September 30, 2026, we had cash, cash equivalents and investments of $114.3 million.
Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing selling, general and administrative support for these operations.
In February 2024, we entered into a sales agreement (the “Prior Sales Agreement”) with TD Securities (USA) (f/k/a Cowen and Company, LLC) (“TD Cowen”) under which we could offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen acted as sales agent. Under the Prior Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Prior Sales Agreement provided that TD Cowen was entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Prior Sales Agreement. We had no obligation to sell any shares under the Prior Sales Agreement and did not sell any shares under the Prior Sales Agreement prior to its termination.
In September 2026, we terminated the Prior Sales Agreement and entered into a new sales agreement (the “Sales Agreement”) with TD Cowen under which we may offer and sell up to $125.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that TD Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds of all shares of common stock sold through TD Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the nine months ended September 30, 2026, we did not sell any shares of common stock pursuant to the Prior Sales Agreement or Sales Agreement.
The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-298884) (the “Shelf Registration Statement”), which was filed with the SEC on September 11, 2026, and which became effective September 18, 2026. No securities have yet been sold under the Shelf Registration Statement.
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
As of the filing of this Quarterly Report on Form 10-Q, we expect our current cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business or commercialization strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of global and national conflicts or other disruptions; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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
Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on sales and marketing and the development of our technology. If we raise additional funds by issuing equity securities, including any issuances pursuant to our “at the market” equity offering program under our Sales Agreement with TD Cowen or otherwise under our Shelf Registration Statement, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.
Historical Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(40,107)	$(38,321)
Net cash provided by investing activities	36,693	34,437
Net cash provided by financing activities	1,375	113
Net decrease in cash, cash equivalents and restricted cash	$(2,039)	$(3,771)
Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities was $40.1 million, resulting from our net loss of $44.8 million and decrease in net changes in assets and liabilities aggregating $3.1 million. Net cash used in operating activities includes non-cash charges aggregating $7.8 million, which is driven by $3.8 million of stock-based compensation expense, $3.2 million of amortization of operating lease right-of-use assets, and $0.9 million of depreciation. These non-cash charges were partially offset by less than $0.1 million of net accretion of discounts on securities.
During the nine months ended September 30, 2025, net cash used in operating activities was $38.3 million, resulting from our net loss of $45.2 million and decrease in net changes in assets and liabilities aggregating $2.1 million. Net cash used in operating activities includes non-cash charges aggregating $9.0 million, which is driven by $5.4 million of stock-based compensation expense, $3.5 million of amortization of operating lease right-of-use assets, and $1.3 million of depreciation. These non-cash charges were partially offset by $1.3 million of net accretion of discounts on securities.
Investing Activities
During the nine months ended September 30, 2026, net cash provided by investing activities was $36.7 million, resulting from $76.6 million in proceeds from the maturities of securities, partially offset by $37.5 million in purchases of securities and $2.4 million in purchases of property and equipment.

During the nine months ended September 30, 2025, net cash provided by investing activities was $34.4 million, resulting from $74.2 million in proceeds from the maturities of securities, partially offset by $38.8 million in purchases of securities and $1.0 million in purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2026, cash provided by financing activities was comprised of $1.4 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $114.3 million as of September 30, 2026. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable debt securities. As of September 30, 2026, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable debt securities by $0.7 million. Such change would only be realized if we sold the marketable debt securities prior to maturity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any legal proceedings that we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
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
We are a development stage company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any material revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and commercialization of our Nautilus VoyagerTM platform, which includes our end-to-end solution comprised of analysis services, instruments, consumables, and software analysis. We cannot be certain if we will ever generate material revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $15.6 million and $44.8 million during the three and nine months ended September 30, 2026, respectively and $13.6 million and $45.2 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $376.8 million. These losses and accumulated deficit were primarily due to the substantial investments we made in the scientific and technological development of our Nautilus Voyager platform. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we will continue to incur significant legal, accounting, and other expenses. These expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q.
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
The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer.
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
Based on our current plans, we believe that our available resources and existing cash, cash equivalents and investments, will be sufficient to meet our anticipated cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. If our available resources and existing cash and cash equivalents and investments are insufficient to satisfy our liquidity requirements, including because of the realization of other risks described in this Quarterly Report on Form 10-Q, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.

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
We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. We filed (i) on September 11, 2026, a shelf registration statement on Form S-3 with the SEC that became effective on September 18, 2026 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on September 18, 2026, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, global geopolitical conflicts, and otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Intellectual property that we develop under government contracts and/or grants may be subject to certain government rights.
When new technologies are developed with U.S. government funding (such as under the recently announced ARPA-H BIOGAMI SEEDS initiative, a government funded research consortium in which Nautilus is expected to participate), the government obtains certain rights in any resulting patents, technical data, and software, generally including, at a minimum, a non-exclusive license authorizing the government to use the invention, technical data, or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. March-in rights refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant or, if we refuse, to grant the license itself. U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications; our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions, and march-in rights.
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
Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Furthermore, there may be a heightened risk of potential cyberattacks by state actors or others since the escalation of the conflicts in Eastern Europe and intensified conflicts in the Middle East. Methods of attacks on information technology systems and attempting or effecting data security breaches and incidents change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. New and evolving technologies also may increase cybersecurity threats, including AIML technologies that facilitate the identification and exploitation of security vulnerabilities. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Despite any of our current or future efforts to protect against cyberattacks and security breaches and incidents, there is no guarantee that our efforts are adequate to safeguard against all such attacks, breaches, and incidents. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all security incidents.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 30, 2026, we had 128 employees. While in the first quarter of 2025 we implemented our workforce reductions, to execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing our Nautilus VoyagerTM platform will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company and as we begin commercialization. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage our expected growth activities. We may face challenges integrating, developing and motivating our employee base.
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
While the potential economic impact brought by multiple adverse global circumstances, such as the global pandemics, geopolitical conflicts such as the conflicts in Eastern Europe and the Middle East, potential uncertainty related to Taiwan and its relationship with China, changing tariff environments and potential for trade wars and embargoes, changing interest rates and general economic downturns, and related volatility in the global financial markets, are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, these events have resulted, and in the future may result, in disruptions in our supply chains or the supply chains of those entities providing services or products to us, restrictions in our ability to deploy our workforce in our own facilities, locally, nationally or internationally, restrictions on the operating capacity of the laboratories or research facilities of our customers, decreases in government funding of research and development, or changes to programs that provide funding to research laboratories that may have the impact of redirecting funding to other areas of research, or prolonging or delaying funding cycles, any of which could adversely impact our ability to manufacture and sell our products. Moreover, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Nautilus VoyagerTM platform and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. As a result of such events, we or our contractors, partners and/or suppliers could experience shortages, business disruptions or delays for materials sourced or manufactured in countries affected by such events, and their ability to supply us with services or components may be adversely affected. In addition, our contractors and suppliers have raised and may continue to raise prices for goods and services we employ in our research and development efforts and for components or materials used in our Nautilus VoyagerTM platform. Tariffs imposed upon products and materials used in manufacturing our products, or responsive tariffs imposed upon our exported products could impact our costs of manufacturing and ability to sell products in foreign countries, which could have a negative impact on our business. On February 20, 2026, the Supreme Court ruled against President Trump’s use of the International Emergency Economic Powers Act, or IEEPA, to impose tariffs on global trade partners. The case has been returned to the Court of International Trade for reconsideration in accordance with the Supreme Court ruling, and thus, the impact of this decision on previous tariffs is not yet clear. In addition, President Trump has already stated that he will impose new tariffs under different authorities including Section 122.
Further, changes in U.S. government spending resulting from new political administrations could have adverse consequences on our financial position, results of operations and business. Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2026, we had cash, cash equivalents and investments of $114.3 million, consisting of U.S. treasury securities, mutual funds, commercial paper, and agency securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
If our research and development program or planned commercialization program were disrupted by a disaster or catastrophe, the launch of new products, including our Nautilus Voyager platform, and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
Our research and development processes involve the controlled use of hazardous materials, including select chemicals that may be flammables, toxic or corrosives, as well as potential biohazard materials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. In addition, our Nautilus VoyagerTM platform involves the use of a high-powered laser system, which could result in injury. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages and suspension of our operations.
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
As of September 30, 2026, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned a substantial portion of the outstanding shares of our Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Our U.S. federal and state net operating loss carryforwards (“NOLs”) may be unavailable to offset future taxable income because of restrictions under U.S. federal and/or state law. U.S. federal NOLs that arose in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs will be limited to 80% of our current year taxable income (with certain adjustments). State NOLs may be subject to similar or different limitations. As of December 31, 2025, we had U.S. federal NOLs of $203.7 million, of which $203.2 million do not expire, and state NOLs of $197.9 million that will begin to expire in 2037.
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
We are subject to tax laws, regulations, and policies of U.S. federal, state and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. In addition, many countries and local jurisdictions and organizations such as the Organisation for Economic Co-operation and Development (the “OECD”) have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees and a proposed 15% global minimum tax (“Pillar 2”) that has been implemented by several countries and is being considered for implementation by others. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that exempts electing U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any new tax laws or changes to existing tax laws could adversely affect our future effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our future business, cash flows, results of operations or financial condition, including if we expand internationally.
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

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the revenue accounting standard if and when we have product sales, management makes judgments and assumptions based on our interpretation of the new standard. The revenue standard is principle-based, and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.
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
1.1
Sales Agreement, dated as of September 11, 2026, between Nautilus Biotechnology, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 11, 2026).

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

NAUTILUS BIOTECHNOLOGY, INC.

Date: October 27, 2026	By:	/s/ Sujal Patel
Sujal Patel
Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2026	By:	/s/ Anna Mowry
Anna Mowry
Chief Financial Officer (Principal Financial and Accounting Officer)